Form 10-Q
period 2015-06-30
Global Boatworks Holdings, Inc.
filed 2015-08-13
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: June 30, 2015

Commission File Number: 333-205604

Global Boatworks Holdings, Inc.

(Exact name of registrant as specified in its charter)

Florida	47-1106175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

    Global Boatworks Holdings, Inc.

2637 Atlantic Blvd.

#134

Pompano Beach, FL 33062

 (Address of principal executive offices)(Zip Code)

(954) 934-9400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2015, and August 12, 2015 we had 6,130,000 and 6,740,000 shares of common stock, $.0001 par value, outstanding, respectively.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations (unaudited)

F-3

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)(unaudited)

F-4

Consolidated Statements of Cash Flows and Statements of Cash Flows (unaudited)

F-5

Notes to Consolidated Financial Statements (unaudited)

F-6

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$ 14,539	$ 3,662
Prepaid expenses	43,424	2,149

Total current assets	57,963	5,811

PROPERTY AND EQUIPMENT
Architectural plans, in progress	7,966	2,666

Net property and equipment	7,966	2,666

Total Assets	$ 65,929	$ 8,477

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,560	$ 5,672
Deferred revenue	10,406	0
Due to related party predecessor	3,888	3,888

Total current liabilities	22,854	9,560

LONG TERM LIABILITIES

Note payable for the floating vessel	100,000	100,000
Interest accrued on note payable for floating vessel	1,523	537

Total long term liabilities	101,523	100,537

Total Liabilities	124,377	110,097

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.0001, 10,000,000 authorized, 0 issued and outstanding	-	-
Common stock, par $0.0001, 90,000,000 authorized, 6,130,000 and 4,500,000 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	613	450
Additional paid-in capital	67,637	(95,200)
Accumulated deficit	(126,698)	(6,870)

Total stockholders’ equity (deficit)	(58,448)	(101,620)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 65,929	$ 8,477

The accompanying unaudited notes are an integral part of the unaudited financial statements.

F-3

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor 2015	Predecessor 2014	Successor 2015	Predecessor 2014

REVENUES	$ 5,951	$ 19,836	$ 5,951	$ 31,130

COST OF REVENUES	2,774	2,442	4,282	3,741

GROSS MARGIN	3,177	17,394	1,669	27,389

OPERATING EXPENSES
General and administrative	29,304	17,445	52,375	21,896
Professional fees	45,040	150	67,690	150

Total expenses	74,344	17,595	120,065	22,046

Income (loss) from operations	(71,167)	(201)	(118,396)	5,343

Other income (loss)
Interest expense	(763)	(371)	(1,432)	(771)

Net income (loss)	$ (71,930)	$ (572)	$ (119,828)	$ 4,572

Income (loss) per weighted average common share	$ (0.01)	$ (3.81)	$ (0.02)	$ 30.48

Number of weighted average common shares outstanding – Basic and Diluted	6,103,626	150	5,734,586	150

The accompanying unaudited notes are an integral part of the unaudited financial statements.

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

BEGINNING BALANCE, June 16, 2014 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -

Shares issued to founders	-	-	4,470,000	447	(197)	-	250
Acquisition of asset	-	-	-	-	(100,000)	-	(100,000)
Shares issued for cash	-	-	30,000	3	4,997	-	5,000
Net loss, inception to December 31, 2014	-	-	-	-	-	(6,870)	(6,870)

BALANCE, December 31, 2014	-	-	4,500,000	450	(95,200)	(6,870)	(101,620)

Shares issued for prepaid legal fees	-	-	100,000	10	9,990	-	10,000
Shares issued for prepaid services	-	-	500,000	50	49,950	-	50,000
Shares issued for cash	-	-	1,030,000	103	102,897	-	103,000
Net loss, six months ended June 30, 2015	-	-	-	-	-	(119,828)	(119,828)

ENDING BALANCE, June 30, 2015 (Unaudited)	-	$ -	6,130,000	$ 613	$ 67,637	$ (126,698)	$ (58,448)

The accompanying unaudited notes are an integral part of the unaudited financial statements.

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited) Six months ended June 30,

	Successor 2015	Predecessor 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (119,828)	$ 4,572
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of common stock issued for prepaid services	25,000	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(6,275)	685
Increase (decrease) in deferred revenue	10,406	-
Increase (decrease) in accrued interest expense	986	-

Net cash provided (used) by operating activities	(89,711)	5,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,300)	-

Net cash provided (used) by investing activities	(5,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	103,000	-
Proceeds from third party loan	2,888	380

Net cash provided by financing activities	105,888	380

Net increase (decrease) in cash	10,877	5,637

CASH, beginning of period	3,662	380

CASH, end of period	$ 14,539	$ 6,017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 446	$ 771
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for prepaid legal fees	$ 10,000	$ -
Common stock issued for prepaid services	$ 50,000	$ -

The accompanying unaudited notes are an integral part of the unaudited financial statements.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2015 is unaudited)

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” “Successor” or “Global”), was formed on May 11, 2015, under the laws of the State of Florida to reorganize Global Boatworks, LLC. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida.  The Company’s business activities to date have primarily consisted of the formation of a business plan for building luxury floating vessels on a barge bottom. On September 25, 2014, effective the close of business September 24, 2014, the Company acquired a luxury floating vessel from Financial Innovators Corp., (“Predecessor” or “Financial Innovators”), and operates it as a rental property, based in Boston harbor.

The accompanying consolidated financial statements include the activities of Global Boatworks Holdings, Inc., Global Boatworks, LLC, its wholly owned subsidiary and the related party predecessor corporation, Financial Innovators Corp.

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN

a) Basis of Presentation and Principles of Consolidation

The comparative figures shown throughout these consolidated financial statements are the historical results of Global Boatworks Holdings, Inc. inclusive of its wholly owned subsidiary Global Boatworks, LLC and its predecessor related party corporation. The Company has retroactively restated amounts within certain components of Shareholders’ Equity  (Deficit) on the accompanying financial statements and footnotes as at December 31, 2014 and June 30, 2015 to account for the acquisition and reorganization of Global Boatworks, LLC. All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in the June 30, 2015 unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes filed in Form S-1 on July 10, 2015 and Form S-1/A filed on August 11, 2015 with with the U.S. Securities and Exchange Commission.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements involved the depreciable life of the luxury floating vessel and the valuation of common stock issued as compensation.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2015 is unaudited)

c) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated net losses of $6,870 through December 31, 2014 and $126,698  (unaudited) through June 30, 2015. $25,000 of this accumulated deficit is the result of amortization of prepaid services created by issuing common shares for said services. The Company is expected to have increasing expenses as a result of becoming a publicly held company without immediate increases in revenues as they attempt to implement their plan of operations. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the first two new style luxury floating vessels. It is also considering ways to monetize the value embedded in the luxury floating vessels it currently owns, either through a sale or a loan collaterized by this asset. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at December 31, 2014 or June 30, 2015 - (unaudited).

b) Financial instruments and Fair Value Measurements

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

FASB ASC 820 “Fair Value Measurement” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2015 is unaudited)

c) Property and equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method.  Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is  included in the results of operations.  Architectural plans will be depreciated once completed and placed in service. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

d) Impairment of long-lived assets

A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted cash flows resulting from its use and eventual disposition. The impairment loss is measured as the amount by which the carrying amount of the long-lived assets exceeds its fair value.

e) Revenue recognition

Revenue is recognized when earned, generally when the rental customer takes temporary possession of the floating vessel for their contracted stay. Cost of Revenue includes the marina dockage fees.

f) Stock compensation for services rendered

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the shorter of period the employee or director is required to perform the services in exchange for the award or the vesting period. The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC 505-50, for share-based payments to non-employees, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

g) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share  is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution.  There were no common stock equivalents for the period ended December 31, 2014 or June 30, 2015  - (unaudited). The shares to be issued under the stock subscription receivable (see Note 4) are considered anti-dilutive.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2015 is unaudited)

h) Income Taxes

The LLC and the predecessor company, (Financial Innovators), are pass through entities for income tax purposes, therefore they have no need to account for income tax issues. As a result of the reorganization, the Company became a taxable entity on May 11, 2015.

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of December 31, 2014 tax year 2014 remains open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

i) Recent accounting pronouncements

The Company has considered recent accounting pronouncements during the preparation of these financial statements and does not expect any recent accounting pronouncements to have a material effect on its financial statements.

(4) STOCKHOLDERS’ EQUITY (DEFICIT)

At December 31, 2014 and June 30, 2015, the Company has 90,000,000 shares of par value $0.0001 common stock authorized and 4,500,000 and 6,130,000 - (unaudited) issued and outstanding. At December 31, 2014 and June 30, 2015, respectively, the Company has 10,000,000 shares of par value $0.0001 preferred stock and zero issued and outstanding.

At December 31, 2013, the Predecessor has 1,000 shares of par value $1.00 common stock authorized and 150 issued and outstanding.

At inception the Company issued 4,470,000 shares to the founders for $250.

In the last quarter 2014, the Company received a stock subscription agreement as memorialized in May 2015 from an officer of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $0.167 per share. In 2014 this officer has contributed $5,000 and received 30,000 shares. (See note 8)

In the first quarter of 2015 the Company issued 100,000 shares of the Company’s common stock in payment of $10,000, (or $0.10 per share based on the recent private placement) of prepaid legal fees, due when the Company files a Form S-1 with the U.S. Securities and Exchange Commission.

In the first quarter of 2015 the Company issued 500,000 shares of the Company’s common stock in exchange for prepaid services, valued at $50,000, or $0.10 per share based on the recent private placement, to be amortized at the rate of $4,167 per month. This consulting contract also calls for the issuance of an additional 500,000 shares in January 2016 in exchange for a second year of such prepaid services.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2015 is unaudited)

In the first quarter of 2015 the Company received $87,000 in cash in exchange for 870,000 shares of the Company’s common stock or $0.10 per share.

In the second quarter of 2015 the Company received $16,000 in cash in exchange for 160,000 shares of the Company’s common stock or $0.10 per share.

(5) RENTAL PROPERTY AND RELATED NOTE  PAYABLE

On September 25, 2014, the Company acquired the Miss Leah, a two story luxury floating vessel in the Cape Cod architectural style built on a barge platform. The Miss Leah is based at a marina in Boston harbor. It is rented out primarily through a third party rental management company on a short term vacation type basis. The Company’s Statement of Operations reflects this rental activity for the first 6 months of 2015 - (unaudited). The Predecessor reflects this rental activity for all periods presented. The Miss Leah was built in 2004 by  the founder of the Company and subsequently sold in 2006 to his brother who established the Predecessor’s rental business.

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with a maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000.

(6) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founders brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. (See Note 5) The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015.

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor for the net differential of $3,888 and recorded the related revenue and expenses in the Company’s records.

c) Common stock subscription receivable

In the last quarter 2014 as memorialized in May 2015, the Company received a stock subscription agreement from an officer of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $0.167 per share. In 2014 this officer has contributed $5,000 and received 30,000 shares. (See note 8)

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2015 is unaudited)

d) Payments to related parties during each period of operations presented:

	Successor Consolidated Six Months ended June 30, 2015	Predecessor Six Months ended June 30, 2014
	(Unaudited)	(Unaudited)
Commissions - daughter of founder	$ 1,444	$ 1,400

(7) CONCENTRATIONS OF RISK

The Company has only one revenue producing asset at this time, and that asset is located in Boston Harbor. The rental season at this location is generally from March through October. The Company primarily utilizes one booking agent to schedule bookings from customers and collect the revenues. If required the Company believes it could obtain bookings through an alternative provider.

(8) SUBSEQUENT EVENTS

In July 2015 the Company received $50,000 in cash toward the existing October 2014 $250,000 subscription agreement discussed in note 6 c) in exchange for 300,000 shares of common stock.

On July 9, 2015, the company entered into a loan agreement in the amount of $151,700 with a shareholder. The company issued 250,000 common shares to them as consideration for providing us the loan. The shares were valued at $25,000, or $0.10 per share (based on the recent private placement sales) which will be recorded as a discount and will be amortized at a rate of $2,083 per month over the life of the loan. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 were deducted from the proceeds of the loan. These will be amortized each month at the rate of $1,250 and $142 over the life of the loan, respectively. We are obligated to pay the principal and interest due on July 9, 2016. The loan is secured by the Miss Leah, our company owned vessel.

In late July 2015 the Company received $6,000 in cash in exchange for 60,000 shares of the Company’s common stock or $0.10 per share.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the unaudited consolidated financial condition and results of operations of Global Boatworks Holdings, Inc. (“Global Boatworks”, the “Company”, “we”, and “our”) for the three and six months ended June 30, 2015, compared to 2014.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended June 30, 2015 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

We were founded in June of 2014 to commercialize luxury stationary vessels. We plan to generate revenues from the sale of and rental of the vessels initially in South Florida. Our newly developed Luxuria model features a South Florida modern style, and is approximately one thousand six hundred (1,600) square feet under air. The vessel offers amenities typically found in a luxury home.

Six (6) Months Ended June 30, 2015 and 2014

Our predecessor’s revenues were $31,130 for the six months ended June 30, 2014. Our revenues were $5,951 for the six months ended June 30, 2015.

This represents a decrease of approximately eighty point nine percent (80.9%). This decrease was most likely a result of our inability to rent the vessel because the very severe winter weather in Boston Massachusetts damaged the marina facilities effectively cutting off both power  and water to the floating vessel until the marina was able to repair their utilities.

Cost of revenues  for our predecessor was $3,741 for the six months ended June 30, 2014.  Our cost of revenues was $4,282 for the six months ended June 30, 2015. This represents an increase of approximately fourteen point four percent (14.4%). This increase was primarily due to a corresponding increase in marina fees. Our predecessor’s cost of revenues, as a percentage of revenues was approximately twelve percent (12%) for the six months ended June 30, 2014. Our cost of revenues, as a percentage of revenues was approximately seventy one point nine percent (71.9%) for the six months ended June 30, 2015.

Gross margin of our predecessor was $27,389 for the six months ended June 30, 2014. Our gross margin was $1,669 for the six months ended June 30, 2015.

Our predecessor’s general and administrative expenses were $21,896 for the six months ended June 30, 2014. Our general and administrative expenses were $52,375 for the six months ended June 30, 2015, an increase of $30,479 or an increase of one hundred thirty nine point two percent (139.2%). General and administrative expenses are principally composed of officer salaries, insurance, office supplies repairs and maintenance, management fees and travel. The primary increase was in officer salaries.

Our predecessor’s professional fees were $150 for the six months ended June 30, 2014. Our professional fees were $67,690 for the six months ended June 30, 2015, an increase of $67,540 of  forty five thousand twenty six point seven percent (45,026.7%).This increase is the result of the process of reorganizing and preparing the Company for a public offering.

Our predecessor’s interest expense was $771 for the six months ended June 30, 2014. Our interest expense was $1,432 for the six months ended June 30, 2015, an increase of $661 or an increase of eighty five point seven percent (85.7%). This increase is due to the interest expense accrued on the note payable to affiliate for the acquisition of the vessel.

Our predecessor recorded net income of $4,572 for the six months ended June 30, 2014. We recorded a net loss of ($119,828) for the six months ended June 30, 2015.

Liquidity and Capital Resources

Cash Flow Activities

Our predecessor’s cash increased $5,637 for the six months ended June 30, 2014. Our cash increased $10,877 for the six months ended June 30, 2015. This increase is principally the result of cash investments of $103,000, and $2,888 in net advances on a company credit card less a ($5,300) investment in architectural plans.

On September 25, 2014, we purchased our company owned vessel known as, Ms. Leah, from Ronald Rowe, the brother of Robert Rowe, our Chief Executive Officer, President, Treasurer and Director, in exchange for a $100,000 promissory note. Principal and interest are due in one lump payment in June 2022. The note bears interest at the rate of two percent (2%). The obligation will not have an impact on our liquidity until its due date in June of 2022.

On July 8, 2015 the Company received $50,000 in cash toward the existing October 2014 $250,000 subscription agreement in exchange for 300,000 shares of common stock.

On July 9, 2015, we entered into a loan agreement in the amount of $151,700 with our shareholder, Richy Bramos. We issued 250,000 common shares to Mr. Bramos as consideration for providing us the loan. We valued these shares at $.10 per share or an aggregate of $25,000. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 was deducted from the proceeds of the loan. We are obligated to pay the principal and interest due on July 9, 2016. The loan is secured by the Miss Leah, our company owned vessel. The obligation will not have an impact on our liquidity until its due date in July of 2016.

In late July 2015 the Company received $6,000 in cash in exchange for 60,000 shares of the Company’s common stock or $0.10 per share.

In May of 2015, we entered into an employment agreements with Robert Rowe, our Chief Executive Officer, President, Treasurer and Director and Leah Rowe, our secretary whereby we are obligated us to pay $1,700 per weekly to Mr. Rowe and $600 per month to Ms. Rowe for a period of three years. We expect to pay the amounts due under these agreements from our cash on hand and revenues.

As of August 6, 2015, we had cash on hand of $179,115 for our operational needs. Currently, our operating expenses are approximately $12,500 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $151,700 on July 9, 2016. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately fourteen (14) months before repayment of the $151,700 due on July 9, 2016.

Financing Activities

During the six months ended June 30, 2014 our predecessor funded working capital requirements from the cash flow of operations. During the six months ended June 30, 2015 we funded our working capital needs from cash flow from operations, the sale of common stock and net advances on our credit card.

Three (3) Months Ended June 30, 2014 and 2015

Revenues of our predecessor were $19,836 and we had $5,951 for the three (3) months ended June 30, 2014 and 2015, respectively. This represents a decrease of approximately seventy percent (70%). We did not generate any revenue in the first quarter 2015, because the very severe winter weather in Boston Massachusetts damaged the marina facilities effectively cutting off both power  and water to the floating vessel until the marina was able to repair their utilities, which also caused a slower start to the rentals for the second quarter.

Cost of revenues for our predecessor was $2,442 compared to our $2,774 for the three (3) months ended June 30, 2014 and 2015, respectively, or a thirteen point six percent (13.6%) increase  This increase was primarily due to an increase in marina fees. Our predecessor’s and our cost of revenues, as a percentage of revenues was approximately twelve point three percent (12.3%) and forty six point six (46.6%) for the three (3) months ended June 30, 2014 and 2015, respectively.

Gross margin for our predecessor was $17,394 and ours was $3,177 for the three (3) months ended June 30, 2014 and 2015, respectively.

General and administrative expenses for our predecessor were $17,445 compared to our $29,304 for the three (3) months ended June 30, 2014 and 2015, respectively, an increase of sixty eight percent (68%). General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel. The primary increases were in officer pay.

Our predecessor’s professional fees were $150 compared to ours of $45,040 for the three (3) months ended June 30, 2014 and 2015, respectively. This increase is the result of the process of preparing for a public offering and the issuance of 500,000 shares of common stock in exchange for prepaid services valued at $50,000 based on our recent private placement at $0.10 per share of which $25,000 was expensed in 2015.

Our predecessor’s interest expense was $371 compared to $763 for the three (3) months ended June 30, 2014 and 2015, respectively, an increase of $392 or fifty one point four percent (51.4%). This increase is due to the interest expense accrued on the payable to affiliate for the acquisition of the vessel.

The predecessor recorded net loss of ($572) compared to our net loss of ($71,930) for the three (3) months ended June 30, 2014 and 2015, respectively.

Liquidity and Capital Resources Cash Flow Activities

Our predecessor’s cash decreased ($192) for the three months ended June 31, 2014. This decrease was a result of the predecessor’s net loss of ($572) and a $380 net increase in credit card advances.

Our cash decreased ($21,466) for the three months ended June 31, 2015. This decrease was primarily the result of the sale of common stock for $16,000 and our net operating cash flow use of $35,944.

Financing Activities

During the three (3) months ended June 31, 2014 our predecessor funded its working capital requirements principally through operating revenues. During the three (3) months ended June 30, 2015 we funded our working capital requirements principally through the sale of common stock.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 2c of Notes to the unaudited consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. At present, we expect to generate revenue from this vessel as a short-term vacation rental in the future. We listed this vessel for sale in June of 2015.

As of August 6, 2015, we had cash on hand of $179,115 for our operational needs. Currently, our operating expenses are approximately $12,500 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $151,700 on July 9, 2016. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately fourteen (14) months before repayment of the $151,700 due on July 9, 2016.

We plan to focus our future efforts on commercializing luxury stationary vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015. Luxuria will be approximately one thousand six hundred (1,600) square feet, with two (2) bedrooms and bathrooms, and sleeps up to six (6) people.

We plan to use the Luxuria as a short-term vacation rental property in South Florida and for outright sale. We believe that using the Luxuria as a short-term vacation rental in South Florida could provide a year round source of cash flow.

While rental of the Miss Leah presently and Luxuria in the future, are expected to provide a relatively steady revenue stream to us, the construction and sale of custom designed and built luxury floating vessels are expected to generate significantly greater revenues and potential profits.

We located Lauderdale Marine Center to construct the Luxuria models at the price of approximately $450,000 per vessel.

We anticipate that each vessel will cost approximately $450,000 to construct. Construction will take between three (3) to four (4) months, per vessel. We will require additional funds to develop and carry out our future plans including construction of our first vessel which has not yet commenced. We plan to begin marketing each vessel when manufacturing commences.

Our cash balance at June 30, 2015 was approximately $15,000, which is approximately two (2) months of net cash outflow.

On July 8, 2015 the Company received $50,000 in cash toward the existing October 2014 $250,000 subscription agreement in exchange for 300,000 shares of common stock.

On July 9, 2015, we entered into a loan agreement in the amount of $151,700 with a shareholder. We issued 250,000 common shares to the shareholder consideration for providing us the loan. We valued these shares at $.10 per share or an aggregate of $25,000. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 was deducted from the proceeds of the loan. We are obligated to pay the principal and interest due on July 9, 2016. The loan is secured by the Miss Leah, our company owned vessel. The obligation will not have an impact on our liquidity until its due date in July of 2016.

In late July 2015 the Company received $6,000 in cash in exchange for 60,000 shares of the Company’s common stock or $0.10 per share.

We have an accumulated deficit of approximately $6,870 from inception to December 31, 2014 and $126,698 from inception to June 30, 2015. A significant portion of this accumulated deficit, $25,000, is the result of a non-cash expense which resulted from the amortization of our issuance of common stock in exchange for prepaid services. In addition, approximately $24,000 of cash expense is directly attributable to the filing of our Form S-1.

Our independent registered public accountant has included a going concern explanatory paragraph in their audit opinion for the periods through December 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve (12) months.

Our company owned vessel, the Miss Leah, is listed for sale at the price of $489,000. If sold, the proceeds will provide sufficient capital to construct one Luxuria model. The retail price of the Luxuria is between $850,000 and $950,000. The subsequent sale of the Luxuria vessel would provide sufficient capital to construct two more Luxuria models. The sale of two (2) additional Luxuria models would provide sufficient net cash to construct four (4) Luxuria models.

Our future plans are contingent upon the receipt of capital from either: (i) the receipt of at least $500,000 from the sale of our securities or (ii) the sale of our company owned vessel.

Until such time as the Miss Leah is sold, we will continue to rent the vessel on a short term basis. We plan to market the Luxuria models to yacht brokers, real estate brokers and boat dealerships.

Should we receive funding of $500,000 from the sale of our securities we plan to construct a second Luxuria model vessel.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weakness noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material weakness: due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting. We plan to rectify this weakness by hiring additional accounting personnel once we have the necessary resources to do so.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending June 30, 2015, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.   Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ending June 30, 2015, and through the filing of this Form 10-Q report, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed these exemptions were available because:

·	We are not a blank check company;

·	We filed a Form D, Notice of Sales, with the SEC;

·	Sales were not made by general solicitation or advertising;

·	All certificates had restrictive legends; and

·	Sales were made to persons with a pre-existing relationship to members of our management.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

·	Access to all our books and records.

·	Access to all material contracts and documents relating to our operations.

·	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

On July 8, 2015, Michael Silveri, our Vice-President  purchased 300,000 common at the price of $0.167 per share or an aggregate price of $50,000. As such, Mr. Silveri may purchase an additional 1,170,000 common shares at the price of $.167 per share at any time prior to August 1, 2016 based upon the stock subscription agreement he entered into in October 2014 as memorialized in May 2015.

On April 3, 2015, we sold 20,000 common shares to Louis Bowzeres at the price of $0.10 per share or an aggregate price of $2,000. On April 9, 2015, we sold 10,000 common shares to Robert Athanas at the price of $0.10 per share or an aggregate price of $1,000. On April 10, 2015, we sold 10,000 common shares to Michael Athanas at the price of $0.10 per share or an aggregate price of $1,000.

On April 10, 2015, we sold 20,000 common shares to Gertrude Scamadella at the price of $0.10 per share or an aggregate price of $2,000.

On April 10, 2015, we sold 100,000 common shares to Lisa Rogers at the price of $0.10 per share or an aggregate of $10,000.

On July 9, 2015, we issued 250,000 common shares to Richy Bramos as consideration for providing us a loan in the amount of $151,700. We valued these shares at $.10 per share or an aggregate of $25,000 based upon the recent private sales of common stock.

On July 19, 2015, we sold 20,000 common shares to Louis Chiofalo at the price of $0.10 per share or an aggregate price of $2,000. Louis Chiofalo confirmed in writing that he had a substantial pre-existing relationship with us, made his investment decision prior to our filing of this registration statement and did not purchase the shares as a result of our filing of this registration statement.

On July 22, 2015, we sold 5,000 common shares to Joseph Chiofalo at the price of $0.10 per share or an aggregate price of $500. Joseph Chiofalo confirmed in writing that he had a substantial pre-existing relationship with us, made his investment decision prior to our filing of this registration statement and did not purchase the shares as a result of our filing of this registration statement.

On July 25, 2015, we sold 30,000 common shares to Robert Wipperfurth at the price of $0.10 per share or an aggregate price of $3,000. Robert Wipperfurth confirmed in writing that he had a substantial pre-existing relationship with us, made his investment decision prior to our filing of this registration statement and did not purchase the shares as a result of our filing of this registration statement.

On August 6, 2015, we sold 5,000 common shares to Jason Walker at the price of $0.10 per share or an aggregate price of $500. Jason Walker confirmed in writing that he had a substantial pre-existing relationship with us, made his investment decision prior to our filing of this registration statement and did not purchase the shares as a result of our filing of this registration statement.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Our corporate secretary, Leah Rowe became our director effective August 12, 2015.

Item 6.    Exhibits

Exhibit No.

Description

31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1+

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Global Boatworks Holdings, Inc.

/s/ Robert Rowe

Name: Robert Rowe
Position: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

 Dated: August 13, 2015