Form 10-Q
period 2015-09-30
Global Boatworks Holdings, Inc.
filed 2015-11-13
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended: September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2015 and November 12, 2015 we had 6,720,000 shares of common stock, $.0001 par value, outstanding, respectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$141,778	$3,662
Prepaid expenses	28,342	2,149

Total current assets	170,120	5,811

PROPERTY AND EQUIPMENT
Architectural plans, in progress	7,966	2,666

Net property and equipment	7,966	2,666

Total Assets	$178,086	$8,477

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,734	$5,672
Deferred revenue	1,259	0
Short-term loan, net of discount	132,949	0
Due to related party predecessor	3,888	3,888

Total current liabilities	148,830	9,560

LONG TERM LIABILITIES

Note payable for the floating vessel	100,000	100,000
Interest accrued on note payable for floating vessel	2,016	537

Total long term liabilities	102,016	100,537

Total Liabilities	250,846	110,097

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par $0.0001; 10,000,000 authorized, 0 issued and outstanding	-	-
Common stock, par $0.0001; 90,000,000 authorized, 6,720,000 and 4,500,000 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	672	450
Additional paid-in capital	146,578	(95,200)
Accumulated deficit	(220,010)	(6,870)

Total stockholders’ equity (deficit)	(72,760)	(101,620)

Total Liabilities and Stockholders’ Equity (Deficit)	$178,086	$8,477

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements.

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	Successor 2015	Successor July 1, 2014 Through September 30, 2014		Predecessor From July 1, 2014 Through September 24, 2014	Successor 2015	Successor June 16, 2014 (Inception) Through September 30, 2014		Predecessor From January 1, 2014 Through September 24, 2014

REVENUES	$23,350		$-	$7,229	$29,301		$-	$38,359

COST OF REVENUES	4,278		-	3,006	8,560		-	6,747

GROSS MARGIN	19,072		-	4,223	20,741		-	31,612

OPERATING EXPENSES
General and administrative	31,886		22	4,130	84,261		147	25,876
Professional fees	69,232		-	-	136,922		150	300

Total expenses	101,118		22	4,130	221,183		297	26,176

Income (loss) from operations	(82,046)		(22)	93	(200,442)		(297)	5,436

Other income (loss)
Interest expense	(11,266)		(110)	(398)	(12,698)		(110)	(1,169)

Net income (loss)	$(93,312)		$(132)	$(305)	$(213,140)		$(407)	$4,267

Income (loss) per weighted average common share	$(0.01)	$	(-)	$(2.03)	$(0.04)	$	(-)	$28.45

Number of weighted average common shares outstanding - Basic and Diluted	6,653,967		4,470,000	150	6,044,414		4,470,000	150

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements.

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholder’s Equity (Deficit)

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

BEGINNING BALANCE, June 16, 2014 (Inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders	-	-	4,470,000	447	(197)	-	250
Acquisition of asset	-	-	-	-	(100,000)	-	(100,000)
Shares issued for cash	-	-	30,000	3	4,997	-	5,000
Net loss, inception to December 31, 2014	-	-	-	-	-	(6,870)	(6,870)

BALANCE, December 31, 2014	-	-	4,500,000	450	(95,200)	(6,870)	(101,620)

Shares issued for prepaid legal fees	-	-	100,000	10	9,990	-	10,000
Shares issued for prepaid services	-	-	500,000	50	49,950	-	50,000
Shares issued for cash	-	-	1,620,000	162	181,838	-	182,000
Net loss, nine months ended September 30, 2015	-	-	-	-	-	(213,140)	(213,140)

ENDING BALANCE, September 30, 2015 (Unaudited)	-	$-	6,720,000	$672	$146,578	$(220,010)	$(72,760)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements.

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30, 2015	Successor June 16, 2014 (Inception) Through September 30, 2014	Predecessor From January 1, 2014 Through September 24, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(213,140)	$(407)	$4,267
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of common stock issued for prepaid services	47,500	-	-
Amortization of prepaid interest	10,023	-	-
Amortization of prepaid loan fee	426	-	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(26,193)	-	(1,201)
Increase (decrease) in accounts payable and accrued expenses	5,062	124	1,590
Increase (decrease) in deferred revenue	1,259	-	-
Increase (decrease) in accrued interest expense	1,479	33	-

Net cash provided (used) by operating activities	(173,584)	(250)	4,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,300)	(1,333)	-

Net cash provided (used) by investing activities	(5,300)	(1,333)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	182,000	250	-
Proceeds from cash advance on credit card	-	1,500	-
Proceeds from third party loan	135,000	-	-
Payments on third party loans	-	-	(883)

Net cash provided by financing activities	317,000	1,750	(883)

Net increase (decrease) in cash	138,116	167	3,773

CASH, beginning of period	3,662	0	380

CASH, end of period	$141,778	$167	$4,153
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$794	$87	$1,169
Income tax paid in cash	$-	$-	$-

Non-Cash Investing and Financing Activities:
Common stock issued for prepaid legal fees	$10,000	$-	$-
Common stock issued for loan discount	$25,000	$-	$-
Common stock issued for prepaid services	$50,000	$-	$-

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2015 is unaudited)

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

The accompanying unaudited consolidated financial statements include the activities of Global Boatworks Holdings, Inc., Global Boatworks, LLC, its wholly owned subsidiary and the related party predecessor corporation, Financial Innovators Corp.

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN

a) Basis of Presentation and Principles of Consolidation

The comparative figures shown throughout these unaudited consolidated financial statements are the historical results of Global Boatworks Holdings, Inc. inclusive of its wholly owned subsidiary Global Boatworks, LLC and its predecessor related party corporation. The Company has retroactively restated amounts within certain components of Shareholders' Equity (Deficit) on the accompanying unaudited financial statements and footnotes as at December 31, 2014 and September 30, 2015 to account for the acquisition and reorganization of Global Boatworks, LLC. All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC") for interim financial information. The unaudited consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in the September 30, 2015 unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes filed in Form S-1 on July 10, 2015 and Form S-1/A filed on August 11, 2015 with the U.S. Securities and Exchange Commission.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements involved the depreciable life of the luxury floating vessel, the debt discounts and the valuation of common stock issued as compensation.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the nine months ended September 30, 2015 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated net loss of $220,010 (unaudited) through September 30, 2015. $47,500 of this accumulated deficit is the result of amortization of prepaid services created by issuing common shares for said services. The Company is expected to have increasing expenses as a result of becoming a publicly held company without immediate increases in revenues as they attempt to implement their plan of operations. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the first two new style luxury floating vessels. It is also considering ways to monetize the value embedded in the luxury floating vessels it currently owns, either through a sale or a loan collaterized by this asset. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at December 31, 2014 or September 30, 2015 - (unaudited).

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

ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments. The Company’s long term debt approximates fair value since it carries a market rate of interest.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the nine months ended September 30, 2015 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

e) Revenue recognition

Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the marina dockage fees and fees charged by the web site Homeaway, where the floating vessel is advertised for rent.

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

g) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents for the period ended December 31, 2014 or September 30, 2015 - (unaudited). The shares to be issued under the stock subscription receivable (see Note 4 and Note 6c) are considered anti-dilutive.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the nine months ended September 30, 2015 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h) Income Taxes

The LLC and the predecessor company, (Financial Innovators), are pass through entities for income tax purposes, therefore they have no need to account for income tax issues. As a result of the reorganization the Company became a taxable entity on May 11, 2015.

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

As of December 31, 2014 and September 30, 2015 tax year 2014 for the LLC remains open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

i) Recent accounting pronouncements

The Company has considered recent accounting pronouncements during the preparation of these financial statements and does not expect any recent accounting pronouncements to have a material effect on its unaudited financial statements.

(4) STOCKHOLDERS’ EQUITY (DEFICIT)

At December 31, 2014 and September 30, 2015, the Company has 90,000,000 shares of par value $0.0001 common stock authorized and 4,500,000 and 6,720,000 - (unaudited) issued and outstanding. At December 31, 2014 and September 30, 2015, respectively, the Company has 10,000,000 shares of par value $0.0001 preferred stock and zero issued and outstanding.

At inception the Company issued 4,470,000 shares to the founders for $250.

In the last quarter 2014, the Company received a stock subscription agreement as memorialized in May 2015 from an officer of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $0.167 per share. In 2014 this officer has contributed $5,000 and received 30,000 shares.

In the first quarter of 2015 the Company issued 100,000 shares of the Company’s common stock in payment of $10,000, (or $0.10 per share based on the recent private placement) of prepaid legal fees, due when the Company files a Form S-1 with the U.S. Securities and Exchange Commission. These shares have been expensed as of September 30, 2015.

In the first quarter of 2015 the Company issued 500,000 shares of the Company’s common stock in exchange for prepaid services, valued at $50,000, or $0.10 per share based on the recent private placement, to be amortized at the rate of $4,167 per month.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the nine months ended September 30, 2015 is unaudited)

(4) STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

In July 2015 the Company received $50,000 in cash toward the existing October 2014 $250,000 subscription agreement discussed in note 6 c) and above in exchange for 300,000 shares of common stock.

In late July 2015 the Company received $4,000 in cash in exchange for 40,000 shares of the Company’s common stock or $0.10 per share.

In late July 2015 the Company issued 250,000 shares, valued at $25,000 based on its recent private placement, as a discount-incentive to an existing shareholder who loaned the Company $151,700. (See Note 8)

(5) RENTAL PROPERTY AND RELATED NOTE PAYABLE

On September 25, 2014, the Company acquired the Miss Leah, a two story luxury floating vessel in the Cape Cod architectural style built on a barge platform. The Miss Leah is based at a marina in Boston harbor. It is rented out primarily through a third party rental management company on a short term vacation type basis. The Company’s Statement of Operations reflects this rental activity since the Company acquired the luxury floating vessel on September 25, 2014 for the first 9 months of 2015 - (unaudited). The Predecessor reflects this rental activity for the periods of January 1 through September 24, 2014 and July 1 through September 24, 2014 as presented. The Miss Leah was built in 2004 by the founder of the Company and subsequently sold in 2006 to his brother who established the Predecessor’s rental business.

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with a maturity date of June 20, 2022 (see Note 6a), which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000.

(6) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founder’s brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. (See Note 5) The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the nine months ended September 30, 2015 is unaudited)

(6) RELATED PARTIES (continued)

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor for the net differential of $3,888 and recorded the related revenue and expenses in the Company’s records.

c) Common stock subscription receivable

In the last quarter 2014 as memorialized in May 2015, the Company received a stock subscription agreement from an officer of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $0.167 per share. In 2014 and 2015 this officer contributed $5,000 and $50,000 and received 30,000 and 300,000 shares, respectively.

d) Payments to related parties during each period of operations presented:

	Successor Consolidated Nine Months ended September 30, 2015	Predecessor Nine Months ended September 30, 2014
	(Unaudited)	(Unaudited)

Commissions - daughter of founder	$2,843	$3,400

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

(8) SHORT TERM DEBT

On July 9, 2015, the company entered into a loan agreement in the amount of $151,700 with a shareholder. The company issued 250,000 common shares to them as consideration for providing us the loan. (See Note 4) The shares were valued at $25,000, or $0.10 per share (based on the recent private placement sales) was recorded as a discount and is being amortized at a rate of $2,083 per month over the life of the loan. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 were deducted from the proceeds of the loan. These are being amortized each month at the rate of $1,250 and $142 over the life of the loan, respectively. We are obligated to pay the principal and interest due on July 9, 2016. The loan is secured by the Miss Leah, our company owned vessel. The note amount at September 30, 2015 was $132,949 net of a discount of $18,751.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were founded in June of 2014 to commercialize luxury stationary floating vessels. We plan to generate revenues from the sale of and rental of the vessels initially in South Florida. Our Luxuria model features a South Florida modern style, and is approximately one thousand six hundred (1,600) square feet under air. The vessel offers amenities typically found in a luxury home.

Nine (9) Months Ended September 30, 2015 and 2014

Our predecessor’s revenues were $38,359 for the period ended September 24, 2014. Our revenues were $29,301 for the nine months ended September 30, 2015.

This represents a decrease of approximately twenty three point six percent (23.6%). This decrease was most likely a result of our inability to rent the vessel because the very severe winter weather in Boston Massachusetts damaged the marina facilities effectively cutting off both power and water to the floating vessel until the marina was able to repair their utilities.

Cost of revenues or our predecessor was $6,747 for period ended September 24, 2014. Our cost of revenues was $8,560 for the nine months ended September 30, 2015. This represents an increase of approximately forty eight point nine percent (48.9%). This increase was primarily due to a corresponding increase in marina fees. Our predecessor’s cost of revenues, as a percentage of revenues was approximately seventeen point six percent (17.6%) for the nine months ended September 30, 2014. Our cost of revenues, as a percentage of revenues was approximately twenty nine point two percent (29.2%) for the nine months ended September 30, 2015.

Gross margin of our predecessor was $31,612 period ended September 24, 2014. Our gross margin was $20,741 for the nine months ended September 30, 2015.

Our predecessor’s general and administrative expenses were $25,876 for the period ended September 24, 2014. Our general and administrative expenses were $84,261 for the nine months ended September 30, 2015, an increase of $58,385 or an increase of two hundred twenty five point six percent (225.6%). General and administrative expenses are principally composed of officer salaries, insurance, office supplies repairs and maintenance, management fees and travel. The primary increase was in officer salaries.

Our predecessor’s professional fees were $300 for period ended September 24, 2014. Our professional fees were $136,922 for the nine months ended September 30, 2015, an increase of $136,622 or forty five thousand five hundred forty point seven percent (45,540.7%).This increase is the result of the process of reorganizing and preparing the Company for a public offering and the issuance of 600,000 shares of common stock in exchange for prepaid services valued at $60,000 based on our recent private placement at $0.10 per share of which $47,500 was expensed in 2015.

Our predecessor’s interest expense was $1,169 for period ended September 24, 2014. Our interest expense was $12,698 for the nine months ended September 30, 2015, an increase of $11,529 or an increase of nine hundred eighty six point two percent (986.2%). This increase is due to the interest expense accrued on the note payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and loan discount on our new short term loan received in July 2015.

Our predecessor recorded net income of $4,267 for period ended September 24, 2014. We recorded a net loss of ($407) for the period since inception (June 16, 2014) through September 30, 2014. We recorded a net loss of ($213,140) for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Cash Flow Activities

Our predecessor’s cash increased $3,773 for period ended September 24, 2014. Our cash increased $167 for the period since inception (June 16, 2014) through September 30, 2014. Our cash increased $138,116 for the nine months ended September 30, 2015. This increase is principally the result of cash investments of $182,000, and $135,000 short term loan less a ($5,300) investment in architectural plans.

As of November 1, 2015, we had cash on hand of $114,509 for our operational needs. Currently, our operating expenses are approximately $12,500 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $151,700 on July 9, 2016. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately fourteen (9) months before repayment of the $151,700 due on July 9, 2016.

Financing Activities

During the period ended September 24, 2014 our predecessor funded working capital requirements from the cash flow of operations. During the nine months ended September 30, 2015 we funded our working capital needs from cash flow from operations, the sale of common stock and a short term loan from a stockholder.

Three (3) Months Ended September 30, 2014 and 2015

Revenues of our predecessor were $7,229 from July 1, 2014 through September 24, 2014 and we had revenues of $23,350 for the three (3) months ended September 30, 2015. This represents an increase of approximately two hundred twenty three percent (223%).

Cost of revenues for our predecessor was $3,006 compared to our $4,278 from July 1, 2014 through September 24, 2014 and for the three (3) months ended September 30, 2015, respectively, or a seventy point three percent (70.3%) increase. This increase was primarily due to an increase in marina fees. Our predecessor’s and our cost of revenues, as a percentage of revenues was approximately forty one point six percent (41.6%) and eighteen point three (18.3%), respectively, for the three (3) months ended September 30, 2014 and 2015, respectively.

Gross margin for our predecessor was $4,223 and ours was $19,072 July 1, 2014 through September 24, 2014 and for the three (3) months ended September 30, 2015, respectively.

General and administrative expenses for our predecessor were $4,130 compared to our $31,886 from July 1, 2014 through September 24, 2014 and for the three (3) months ended September 30, 2015, respectively, an increase of six hundred seventy two point one percent (672.1%). General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel. The primary increases were in officer pay.

Our predecessor’s professional fees were $0 compared to ours of $69,232 from July 1, 2014 through September 24, 2014 and for the three (3) months ended September 30, 2015, respectively. This increase is the result of the process of preparing for a public offering and the issuance of 600,000 shares of common stock in exchange for prepaid services valued at $60,000 based on our recent private placement at $0.10 per share of which $22,500 was expensed in the three months ended September 30, 2015.

Our predecessor’s interest expense was $398 compared to $11,266 from July 1, 2014 through September 24, 2014 and for the three (3) months ended September 30, 2015, respectively, an increase of $10,868 or two thousand seven hundred thirty three point seven percent (2,730.7%). This increase is due to the interest expense accrued on the payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and loan discount on our new short term loan received in July 2015.

The predecessor recorded net loss of ($305) compared to our net loss of ($93,312) from July 1, 2014 through September 24, 2014 and for the three (3) months ended September 30, 2015, respectively. The results of the successor for the three (3) months ended September 30, 2014 were de minimus.

Liquidity and Capital Resources Cash Flow Activities

Cash Flow Activities

Our predecessor’s cash decreased ($1,864) from July 1, 2014 through September 24, 2014. This decrease was a result of the predecessor’s net loss of ($398), a $1,947 net decrease in credit card advances and $1,201 increase in prepaid expenses.

Our cash increased $127,239 for the three months ended September 30, 2015. This increase was primarily the result of the sale of common stock for $79,000; a short term loan received of $135,000 and our net operating cash flow use of $83,873.

Financing Activities

From July 1, 2014 through September 24, 2014 our predecessor funded its working capital requirements principally through operating revenues. During the three (3) months ended September 30, 2015 we funded our working capital requirements principally through the sale of common stock and a short term loan.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, prepaid expenses, payables, accrued expenses and promissory notes. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Revenue Recognition

Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the marina dockage fees and fees charged by the web site Homeaway, where the floating vessel is advertised for rent.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 i) of Notes to the unaudited consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. At present, we expect to generate revenue from this vessel as a short-term vacation rental in the future. Since June of 2015, this vessel has been listed for sale.

As of November 1, 2015, we had cash on hand of $114,509 for our operational needs. Currently, our operating expenses are approximately $12,500 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $151,700 on July 9, 2016. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately fourteen (14) months before repayment of the $151,700 due on July 9, 2016.

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

Our first barge bottom is currently under construction and we are expecting delivery by mid-December. It is being constructed by a vendor who is also our stockholder with the existing October 2014 $250,000 subscription agreement and we expect to issue common stock under this subscription agreement in exchange for the transfer of the barge bottom to us. The valuation will be determined upon completion, as since this is the first one being built we had to give the subscriber some flexibility to build it to our specifications, which may cost them more than we have projected.

Our cash balance at September 30, 2015 was approximately $142,000, which is approximately eleven (11) months of net cash outflow.

We have an accumulated deficit of approximately $6,870 from inception to December 31, 2014 and $220,010 from inception to September 30, 2015. A significant portion of this accumulated deficit, $47,500, is the result of a non-cash expense which resulted from the amortization of our issuance of common stock in exchange for prepaid services. In addition, approximately $70,000 of cash expense is directly attributable to the filing of our Form S-1.

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

Not required for smaller reporting company.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending September 30, 2015, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ending September 30, 2015, and through the filing of this Form 10-Q report, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed these exemptions were available because:

•	We are not a blank check company;

•	We filed a Form D, Notice of Sales, with the SEC;

•	Sales were not made by general solicitation or advertising;

•	All certificates had restrictive legends; and

•	Sales were made to persons with a pre-existing relationship to members of our management.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

On July 8, 2015, Michael Silveri, our Vice-President purchased 300,000 common at the price of $0.167 per share or an aggregate price of $50,000. As such, Mr. Silveri may purchase an additional 1,170,000 common shares at the price of $.167 per share at any time prior to August 1, 2016 based upon the stock subscription agreement he entered into in October 2014 as memorialized in May 2015.

On July 9, 2015, we issued 250,000 common shares to Richy Bramos as consideration for providing us a loan in the amount of $151,700. The shares were valued at $25,000, or $0.10 per share. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 were deducted from the proceeds of the loan. We are obligated to pay the principal and interest due on July 9, 2016. The loan is secured by the Miss Leah, our company owned vessel and primary asset.

On July 22, 2015, we sold 5,000 common shares to Joseph Chiofalo at the price of $0.10 per share or an aggregate price of $500.

On July 25, 2015, we sold 30,000 common shares to Robert Wipperfurth at the price of $0.10 per share or an aggregate price of $3,000.

On August 6, 2015, we sold 5,000 common shares to Jason Walker at the price of $0.10 per share or an aggregate price of $500.

Item 3.     Defaults Upon Senior Securities

Not Applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not Applicable.

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

Dated: November 13, 2015

