Form 10-Q/A
period 2015-09-30
Global Boatworks Holdings, Inc.
filed 2015-11-17
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Global Boatworks Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ending September 30, 2015,  filed with the  Securities & Exchange Commission on November 13, 2015,  to provide its Form10-Q formatted in XBRL (Extensible Business Reporting Language). Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

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

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	Successor 2015	Successor July 1, 2014 Through September 30, 2014	Predecessor From July 1 2014 Through September 24, 2014	Successor 2015	Successor June 16, 2014 (Inception) Through September 30, 2014	Predecessor 2014

REVENUES	$ 23,350	$ -	$ 7,229	$ 29,301	-	$ 38,359

COST OF REVENUES	4,278	-	3,006	8,560	-	6,747

GROSS MARGIN	19,072	-	4,223	20,741	-	31,612

OPERATING EXPENSES
General and administrative	31,886	22	4,130	84,261	147	25,876
Professional fees	69,232	-	-	136,922	150	300

Total expenses	101,118	22	4,130	221,183	297	26,176

Income (loss) from operations	(82,046)	(22)	93	(200,442)	(297)	5,436

Other income (loss)
Interest expense	(11,266)	(110)	(398)	(12,698)	(110)	(1,169)

Net income (loss)	$ (93,312)	$ (132)	$ (305)	$ (213,140)	$ (407)	$ 4,267

Income (loss) per weighted average common share	$ (0.01)	$ (-)	$ (2.03)	$ (0.04)	$ (-)	$ 28.45

Number of weighted average common shares outstanding – Basic and Diluted	6,653,967	4,470,000	150	6,044,414	4,470,000	150

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

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30, 2015	Successor June 16, 2014 (Inception) Through September 30, 2014	Predecessor From January 1, 2014 Through September 24, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (213,140)	$ (407)	$ 4,267
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of common stock issued for prepaid services	47,500	-	-
Amortization of prepaid interest	10,023	-	-
Amortization of prepaid loan fee	426	-	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(26,193)	-	(1,201)
Increase (decrease) in accounts payable and accrued expenses	5,062	124	1,590
Increase (decrease) in deferred revenue	1,259	-	-
Increase (decrease) in accrued interest expense	1,479	33	-

Net cash provided (used) by operating activities	(173,584)	(250)	4,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,300)	(1,333)	-

Net cash provided (used) by investing activities	(5,300)	(1,333)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	182,000	250	-
Proceeds from cash advance on credit card	-	1,500	-
Proceeds from third party loan	135,000	-	-
Payments on third party loans	-	-	(883)

Net cash provided by financing activities	317,000	1,750	(883)

Net increase (decrease) in cash	138,116	167	3,773

CASH, beginning of period	3,662	0	380

CASH, end of period	$ 141,778	$ 167	$ 4,153
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 794	$ 87	$ 1,169
Income tax paid in cash	$ -	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for prepaid legal fees	$ 10,000	$ -	$ -
Common stock issued for loan discount	$ 25,000	$ -	$ -
Common stock issued for prepaid services	$ 50,000	$ -	$ -

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

7

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

Dated: November 17, 2015