Form 10-K
period 2015-12-31
Global Boatworks Holdings, Inc.
filed 2016-03-30
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2015:

  Global Boatworks Holdings, Inc.

(Exact name of registrant as specified in its charter)

Florida	333-205604	81-0750562
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

Global Boatworks Holdings, Inc.

2637 Atlantic Blvd. #134

Pompano Beach, FL 33062

 (Address of Principal Executive Office) (Zip Code)

 954-934-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]  No [X]

As of December 31, 2015, and March 25, 2016 we had 6,720,000 and 6,870,000 shares of common stock $.0001 par value outstanding.

TABLE OF CONTENTS

PART I

Throughout this Annual Report, we refer to Global Boatworks Holdings, Inc. as “we,” “us,” “our,” or “the Company.”

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY STATEMENTS SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “PLAN,” “INTEND,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “PROJECT,” “PREDICT,” “POTENTIAL,” OR “CONTINUE,” (INCLUDING THE NEGATIVE OF SUCH TERMS), OR OTHER SIMILAR STATEMENTS. THESE STATEMENTS ARE ONLY ESTIMATIONS, AND ARE BASED UPON VARIOUS ASSUMPTIONS THAT MAY NOT BE REALIZED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS OUTLINED BELOW UNDER THE HEADING ITEM 1A CAPTIONED “RISK FACTORS.” THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

ALTHOUGH WE BELIEVE THAT THE ESTIMATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE DO NOT INTEND TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS, UNLESS REQUIRED BY LAW.

ITEM 1.	BUSINESS

Overview

We are a development-stage company, incorporated in the state of Florida on May 11, 2015, to acquire our wholly owned subsidiary Global Boatworks, LLC, a Florida limited liability company formed on June 16, 2014, to commercialize upscale stationary vessels built on a barge bottom. We own one (1) vessel, the Miss Leah, which we acquired from a related party on September 25, 2014, as a prototype and to operate as a short term rental in Boston Harbor, Massachusetts.

On May 11, 2015, we issued an aggregate of 6,130,000 shares of our common stock to the owners of Global Boatworks, LLC for one hundred (100%) of its outstanding membership interests.

As a result of our acquisition of Global Boatworks, LLC:

·	Global Boatworks, LLC became our wholly owned subsidiary,

·	The officers and directors of Global Boatworks, LLC became our officers and directors,

·	The shareholders of Global Boatworks, LLC became our shareholders, and

·	The operations of Global Boatworks, LLC became our operations.

Our principal executive office is located at 2637 Atlantic Blvd, #134, Pompano Beach, Florida 33062. Our telephone number is 954-934-9400. Our website is www.globalboatworks.com.

Our auditors have included a “going concern” explanatory paragraph in their audit opinion, meaning that we face uncertainties that our business will not succeed or be viable. Additionally, it is likely that we will need additional capital or additional financing in the future, and if such financing is not available to us on acceptable terms our business may suffer or fail as a result.

Operations

 We plan to generate revenues from the sale of our vessels initially in South Florida and rental of a company owned vessel known as the Miss Leah located in Boston Harbor, Massachusetts which we rent on a short term basis. We have not yet generated revenues from the sale of vessels.

For the period from June 16, 2014 (inception) through December 31, 2014 and year ended December 31, 2015, we have a net loss of $6,870 and $316,558 respectively. For the period from June 16, 2014 (inception) through December 31, 2014, and year ended December 31, 2105, we had revenues of $4,724 and $31,714 respectively from short term rentals of our vessel in Boston Harbor, Massachusetts.

Our operations to date and those of Global Boatworks, LLC, our wholly owned subsidiary include:

•

development of our business plan;

•

acquisition of our company owned vessel, the Miss Leah;

•

locating designers for our Luxuria models;

•

completing the design of our Luxuria models;

•

identifying amenities to be offered with the Luxuria models;

•

selecting Lauderdale Marine Center as the manufacturer of the Luxuria models;

•

starting construction of a new Luxuria model vessel;

•

developing marketing strategies;

•

marketing the short term rental of the Miss Leah on Home Away and Vacation Rentals By Owner (VRBO); and

•

renting the Miss Leah on a short term basis as a vacation rental.

Our Company Owned Vessel

On September 25, 2014, we purchased the Miss Leah, our company owned vessel from a related party. We use the Miss Leah as a short term rental property to generate revenue and demonstrate the upscale vessels we plan to offer.

The Miss Leah was built in 2004 and fully renovated in 2011. The Miss Leah is a two (2) story vessel which is one thousand five hundred (1,500) square feet under air, two (2) bedrooms, two (2) bathrooms, wood floors throughout, granite countertops, contemporary stainless steel appliances and a fireplace. The Miss Leah is docked at Marina Bay in Boston, Massachusetts. We rent the Miss Leah on a short term basis for between $200 and $400 per night.

Luxuria Model

We plan to sell an upscale floating vessel known as the Luxuria model. We own the design but were assisted in our design of the Luxuria model by Carlos Vilaca & Associates and Senator Group, LLC, who have decades of experience in South Florida design and construction.

Our Luxuria model takes between three (3) and four (4) months to build and is approximately one thousand six hundred and fifty (1,650) square feet under air. The Luxuria model is designed to reflect South Florida’s modern style. Luxuria can be equipped with either single or twin outboard motors and are intended to be docked. The Luxuria model will feature wood floors, marble countertops, modern stainless steel appliances and other upscale amenities.

The Luxuria will cost approximately $450,000 - $500,000 to construct and will retail between $795,000 and $895,000 depending upon the amenities and specifications selected.

Distribution

We plan to distribute the Luxuria vessels through direct company sales to customers, boat dealerships, yacht brokers and real estate brokers.

Manufacturing

We do not have a written agreement with any manufacturer obligating them to manufacture our vessels. We believe there are suitable manufacturers who will be available on commercially reasonable terms once we have sufficient funds to commence manufacturing.

Upon completion of manufacturing, we plan to dock our vessels in Fort Lauderdale, Florida. We believe there are numerous marinas with dockage available on commercially reasonable terms.

Revenues

We will generate revenue from the rental of Miss Leah until it is sold and from the sale of completed Luxuria model vessels. For each $500,000 of capital we receive from the: (i) sale of our securities (ii) sale of the Miss Leah, (iii) sale of a Luxuria model vessel, and/or (iv) rental of the Miss Leah, we plan to construct a Luxuria vessel. Upon completion of the vessel, it will be used as a short term vacation rental until sold. We plan to dock the completed vessels at Bahia Mar Marina in Fort Lauderdale, Florida where the vessel can be viewed and rented at rates between $500 to $1,000 per night, until sold.

Source of Funds	Approximate Amount	Use of Funds
Sale of Miss Leah(1)	$450,000-$485,000(2)	Construct One Luxuria Model(3)
Sale of Securities	$450,000-$500,000	Construct One Luxuria Model for every $450,000-$500,000 received
Profit after Building Cost of Per Luxuria Model	$450,000-$485,000	Construct One Luxuria Model for every $450,000-$500,000 received from sale

(1)

We estimate the sale price of Miss Leah to be between $450,000 and $485,000. There is no assurance that our estimate of the sale price of the Miss Leah is accurate or that we will successful sell the Miss Leah as intended.

(2)

On July 9, 2015, we entered into a note agreement in the amount of $151,700 with our shareholder Richy Bramos which is secured by the Miss Leah. The note bears interest at the rate of 10%. We are obligated to pay the principal and interest in one balloon payment on July 9, 2016. In the event of a sale of the Miss Leah, we are required to repay all amounts outstanding pursuant to the loan at the time of sale. As such, amounts outstanding pursuant to the loan, would be deducted from the sale proceeds we receive.

(3)	In the event proceeds are not sufficient to construct one Luxuria model, we would attempt to pay any deficiency from our cash on hand or the sale of our common shares.

Target Customers

Our target customers are owners of marinas and other businesses and individuals seeking unique rental properties for their customers, corporations seeking a unique venue for company events and functions, persons seeking a vacation or second home on the water and individuals seeking to live on a floating vessel with the amenities commonly found in a home.

Marketing

We have not yet implemented a marketing strategy. Primarily, part of our sales and marketing efforts will be to participate in boat shows and sales events at South Florida boating locations, typically held in January and February of each year. These shows and events are normally held at convention centers or marinas, with area boat distributors and dealers renting space and displaying product information for consumers. Boat shows and other offsite promotions will be an important venue for generating sales.

We believe that a marketing strategy focused on boat shows and related events, social media, print advertising and internet advertising will provide potential customers with the opportunity to view our information about our vessels, which is an optimal strategy to increase sales.

We market our rentals through Homeaway and Vacation Rentals By Owner (VRBO).

Property

We occupy dockage space pursuant to an agreement with Flagship Marina Bay, LLC dated April 7, 2015. We pay annual rents of $13,200. The agreement automatically renews on November 15th of each year. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary.

Research and Development

We have not spent any amounts on research and development in the prior two (2) years. All research and development has been completed by Robert Rowe, our Chief Executive Officer, President, Treasurer and Director.

Government Regulation

Our business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels. Accordingly, we are subject to regulation by federal, state, and local authorities establishing requirements for the use, management, handling, and disposal of these materials and health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards.

We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations.

Employees

As of December 31, 2015, we have the following employees:

•

Robert Rowe, our President, Chief Executive Officer, Treasurer and Director who spends approximately forty (40) hours per week on our business; and

•

Leah Rowe, our Secretary who spends between ten (10) to fifteen (15) hours per week on our business.

We use the services of independent contractors on an as needed basis.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We maintain good relationships with our employees.

Material Agreements

We entered into an agreement dated January 12, 2015, as amended with Oceanside Equities, Inc., a company controlled by our stockholder, Vincent Beatty. This agreement, as amended in July 2015, provides that we will pay Mr. Beatty $20,000 and 500,000 common shares for each year of services. The agreement has a term of two years and requires us to issue 500,000 common shares to Oceanside Equities, Inc. upon execution in January 2015 and 500,000 shares on June 15, 2016. Mr. Beatty is obligated to provide us with up to 120 hours of services each month. His services include consulting for sales, promotion of its products, corporate governance, capital formation and financing options, and launching the Company products in the public marketplace.

On July 9, 2015, we entered into a loan agreement in the amount of $151,700 with our shareholder Richy Bramos. We issued 250,000 common shares to Mr. Bramos as consideration for providing us the loan. We valued these shares at $.10 per share or an aggregate of $25,000. The note bears interest at the rate of 10%. We are obligated to pay the principal and interest due on July 9, 2016. The loan is secured by the Miss Leah, our company owned vessel. We intend to use the proceeds of the loan for operating capital.

Effective February 16, 2016, we entered into an agreement (the “Agreement) with StockVest, Inc., a Florida corporation that provides investor relations and public relations services. The agreement was amended on March 1, 2016. As amended StockVest agreed to provide us with services from March 12, 2016 until June 12, 2016, in exchange for $500 and one hundred fifty thousand (150,000) shares of our restricted common stock.  We valued these shares at the price of $.10 per share or an aggregate of $15,000.

Dependence on a Few Customers

We are not dependent on one (1) or a few customers and we do not expect to be so in the future.

Product Liability

The sale of vessels may expose us to potential liabilities for personal injury or property damage claims. We could be included as a defendant in product liability claims relating to defects in manufacture or design of our vessels. We plan to require manufacturers of our vessels to carry and provide proof of product liability insurance. We also maintain third-party product liability insurance in the amount of $300,000 per occurrence, which may not be sufficient for claims against us. Additionally, we carry $300,000 of coverage, per occurrence, for damage to our company owed vessel. There can be no assurance that we will not experience legal claims in excess of our insurance coverage, or claims that are ultimately not covered by our insurance policy. If significant claims are made against us, our business, financial condition and results of operations may be adversely affected.

Competition

We operate in a highly competitive environment. In addition to facing competition generally from businesses seeking to attract discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition. We complete with single location boat dealers and, to a lesser degree, with national specialty marine stores, catalog retailers, sporting goods stores and mass merchants. Competition is based on the quality of available products, the price and value of the products and attention to customer service. There is significant competition in the markets which we plan to enter.

Our competitors are large national or regional chains that have substantially greater financial, marketing and other resources than us. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Seasonality

Our business, as well as the entire recreational boating industry, is highly seasonal. Generally, boat sales increase starting in January with the onset of the public boat and recreation shows in South Florida, and continue through March.

Our business will be affected by weather patterns which may adversely impact our future operating results. For example, hurricanes in the South Florida area or reduced rainfall levels, as well as excessive rain, may render boating dangerous or inconvenient, thereby curtailing customer demand for our products. In addition, unseasonably cool weather and prolonged winter conditions may lead to a shorter selling season in certain locations. The overall impact on our business from adverse weather conditions in any one (1) market area will continue to represent potential, material adverse risks to our financial performance.

Intellectual Property

We have no registered or patented intellectual property. Trademarks and trade names distinguish the various companies from each other. If customers are unable to distinguish our products from those of other companies, we could lose sales to our competitors. We do not have any registered trademarks and trade names, so we only have common law rights with respect to infractions or infringements on its products. Many subtleties exist in product descriptions, offering and names that can easily confuse customers. The name of our principal products may be found in numerous variations of the name and descriptions in various media and product labels. This presents a risk of losing potential customers looking for our products and buying someone else’s because they cannot differentiate between them.

Legal Proceedings

We are not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS.

In addition to the information discussed elsewhere in this Annual Report, the following are important risks which could adversely affect our future results. If any of the risks we describe below materialize, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and our investors could lose all or part of their investment.

Risks Related to Our Financial Condition

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We incurred net losses of $6,870 and $316,558 for the period from June 16, 2014 (inception) through December 31, 2014, and the year ended December 31, 2015, respectively. As a result, our independent registered public accounting firm has included an explanatory paragraph in its audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our consolidated financial statements contain a going concern qualification.  Our consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We are an early stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed company. For the period from June 16, 2014 (inception) through December 31, 2014 and year ended December 31, 2015, we had revenues of $4,274 and $31,714 respectively. For the period from June 16, 2014 (inception) through December 31, 2014 and the year ended December 31, 2015, we have a net loss of $6,870 and $316,558 respectively. Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

We are dependent on the sale of our securities to fund our operations.

We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our revenues will be negatively impacted.

Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable. Our operating expenses are approximately $12,500 per month or $150,000 annually. We will require $12,500 per month or $150,000 over the next twelve (12) months to meet our operational costs, which consist of rent, advertising, salaries and other general, administrative expenses to comply with the costs of being an SEC reporting company.

As of March 11, 2016, we had cash on hand of $11,432 for our operational needs. Currently, our operating expenses are approximately $12,500 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $151,700 on July 9, 2016. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately one (1) months before repayment of the $151,700 due on July 9, 2016.

There is no assurance we will have sufficient funds available to implement our plan of operations which could cause you to lose your investment.

Until we generate material operating revenues, we require additional debt or equity funding to continue our operations and implement our plan of operations. We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding. We do not have any plans or specific agreements for new sources of funding and we have no agreements for financing in place.

Expenses required to operate as a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. We recently became a publicly traded company.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance for legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the cost of SEC reporting will be approximately $60,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Risks Related to Our Business

Our business is subject to significant regulations which increase our operating costs; if we fail to comply with these regulations our operations will be negatively impacted.

Our business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels. Accordingly, we are subject to regulation by federal, state, and local authorities establishing requirements for the use, management, handling, and disposal of these materials and health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards.

Regulatory approval processes may be expensive, time-consuming and uncertain, and our failure to obtain or comply with these approvals or clearances could harm our business, financial condition and operating results.

Our industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition and future growth.

We operate in a highly competitive environment. In addition to facing competition generally from businesses seeking to attract discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition. We compete with single location boat and yacht dealers and, to a lesser degree, with national specialty marine stores. Dealer competition is based on the quality of available products, the price and value of the products and attention to customer service. There is significant competition in the markets which we plan to enter.

Our competitors are large national or regional chains that have substantially greater financial, marketing and other resources than us. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Because Miss Leah, our company owned vessel is pledged as security for a loan, if we default on the loan we would lose our primary asset and might not be able to implement our business plan which could cause you to lose your entire investment.

On July 9, 2015, we entered into a loan agreement in the amount of $151,700 with our shareholder, Richy Bramos. We issued 250,000 common shares to Mr. Bramos as consideration for providing us the loan. The note bears interest at the rate of ten percent (10%) per annum. We are obligated to pay the entire principal and interest in a balloon payment on July 9, 2016. The loan is secured by the Miss Leah, our company owned vessel. Because Miss Leah is our primary asset and is pledged as security for a loan, you could lose your investment if we default on the loan. Because of our limited revenues and weak financial condition, we may not be able to make the loan payment when due on July 9, 2016. This would cause us to lose our primary asset and we might not be able to implement our business plan which could cause you to lose your entire investment.

The purchase of our products is discretionary, and may be negatively impacted by adverse trends in the general economy and make it more difficult for us to generate revenues.

Our business is affected by general economic conditions since our products are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers’ disposable income, business conditions, interest rates, consumer debt levels and availability of credit. Consumer spending on our products may be adversely affected by negative trends and changes in general economic conditions.

The success of our business depends on our ability to market our Luxuria vessels effectively.

Our ability to establish effective marketing and advertising campaigns is the key to our success. Our advertisements must effectively promote our corporate image, our Luxuria vessels and the pricing of such products. If we are unable to create awareness of our products, we may not be able to attract customers. Our marketing activities may not be successful in promoting the products we sell or pricing strategies or in retaining and increasing our customer base. We cannot assure you that our marketing programs will be adequate to create a demand for our products support our future growth, which may result in a material adverse effect on our results of operations.

We may be subject to product liability claims and we do not have insurance coverage for such claims which could negatively impact our financial condition.

By selling boats, we will face an inherent business risk of exposure to product liability claims in the event that the use of our products results in personal injury or death. Also, in the event that any of the components of our vessels is defective, we may be required to recall or replace such components. We maintain product liability insurance coverage in the amount of $300,000 to protect us from such claims, which may not be sufficient coverage for claims against us. A successful product liability claim or series of claims brought against us would negatively impact our business and cause you to lose your investment.

We may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to sell some of our products.

We have no secured intellectual property protection of the Global Boatworks or Luxuria names. Our industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in protracted and expensive litigation for several companies. Third parties may assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us for which we may be liable.

If our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we would be successful in defending ourselves against intellectual property claims. Further, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing our products.

If we fail to develop the Global Boatworks and Luxuria brand, cost-effectively, our business may be adversely affected.

The success of our products marketed under the Global Boatworks and Luxuria brands will depend upon the effectiveness of our marketing efforts. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building the brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

Risks Related To Our Management

Should we lose the services of Robert Rowe, our Chief Executive Officer, President, Treasurer and Director, our financial condition and proposed expansion may be negatively impacted.

Our future depends on the continued contributions of Robert Rowe, our Chief Executive Officer, President, Treasurer and Director, who would be difficult to replace. Mr. Rowe is our only fulltime employee. Mr. Rowe’s services are critical to the management of our business and operations. We do not maintain key man life insurance on Mr. Rowe. Should we lose the services of Mr. Rowe, we may be unable to replace his services with equally competent and experienced personnel and our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

Certain officers and directors devote limited time to our business, which may negatively impact upon our plan of operations, implementation of our business plan and our potential profitability.

Our Chief Executive Officer, President, Treasurer and Director, Robert Rowe is our only full time employee. Leah Rowe, our Secretary spends approximately fifteen (15) hours per week on our business. The limited amount of full-time employees we employ may be inadequate to implement our plan of operations and develop a profitable business.

Our officers and directors have no experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting.

We have never operated as a public company and our management has no experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. As a result, we may not be able to operate successfully as a public company, even if our operations are successful.  We plan to comply with all of the various rules and regulations, which are required for a public company that is reporting company with the Securities and Exchange Commission. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

We incur additional costs and management time related expenses pertaining to SEC reporting obligations and SEC compliance matter and our management has no experience in such matters.

Robert Rowe, our Chief Executive Officer, President, Treasurer and Director is responsible for managing us, including compliance with SEC reporting obligations and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls are new to these individuals and at times will require us to obtain outside assistance from legal, accounting or other professionals that will increase our costs of doing business.  Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities law violations that may result in additional compliance costs or costs associated with SEC judgments or fines, each of which would increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Because we do not have an audit or compensation committee, shareholders will be required to rely on the members of our Board of Directors, who are not independent, to perform these functions.

We do not have an audit or compensation committee or Board of Directors as a whole that is composed of independent directors. Because our directors are also our officers and controlling shareholders, they are not independent. There is a potential conflict between their or our interests and our shareholders’ interests, since our directors are also our officers who will participate in discussions concerning management compensation and audit issues that may affect management decisions. Until we have an audit or compensation committee or independent directors, there may be less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments, not previously approved.  We could be an emerging growth company for up to five (5) years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three (3) year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30th date before that time, in which case we would no longer be an emerging growth company as of the following April 30th  We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Our Common Stock

Our officers and directors have voting control over all matters submitted to a vote of our common stockholders, which will prevent our minority shareholders from having the ability to control any of our corporate actions.

As of March 25, 2016, we had 6,870,000 shares of common stock outstanding, each entitled to one vote per common share. Our Chief Executive Officer, President, Treasurer and Director, Robert Rowe, beneficially owns 4,470,000 common shares which represents approximately sixty five percent (65%) of our outstanding shares. This entitles Mr. Rowe to control all matters submitted to a vote of our common stockholders. As a result, our management has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our common stock will be a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers.  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our common shares and may affect the ability of purchasers to sell any of our common shares in the secondary market.

For any transaction (other than an exempt transaction) involving a penny stock, the rules require delivery, prior to such transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made regarding sales commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.

Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock is exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Sales of our common stock under Rule 144 could reduce the price of our stock.

In general, persons holding restricted securities in a SEC reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent (1%) of the total issued and outstanding shares in any ninety (90) day period, and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 90,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. As of the date of this Form 10-K, we had 6,870,000 shares of common stock and no preferred shares outstanding. Accordingly, we may issue up to an additional 83,130,000 shares of common stock and 10,000,000 shares of blank check preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and  might have an adverse effect on any trading market for our common stock. Our Board of Directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

We are subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934, which does not require a company to file all the same reports and information as a fully reporting company.

We are subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934. If we have less than three hundred (300) shareholders, we are not required to file these reports. If the reports are not filed, the investors will have reduced information about us including about our business, plan of operations and financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, we are not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; we will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten percent (10%) shareholders are  not  required  to  file  beneficial  ownership  reports  about  their  holdings  of  our  common  shares;  that  these  persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the sole discretion of our Board of Directors after considering whether we have generated sufficient revenues, our financial condition, operating results, cash needs, growth plans and other factors. Accordingly, investors that are seeking cash dividends should not purchase our common stock.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We occupy dockage space pursuant to an agreement with Flagship Marina Bay, LLC dated April 7, 2015. We pay annual rents of $13,200. The agreement automatically renews on November 15th of each year. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Security Holders

As of December 31, 2015, we had thirty-two (32) record holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Securities

The two years prior to this Offering, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed these exemptions were available because:

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

Shares Issued for Cash Consideration

On June 16, 2014, we issued 4,370,000 common shares to Robert Rowe, our Chief Executive Officer, President, Treasurer and Director for $0.000055 per share or an aggregate of $244.41.

On June 16, 2014, we issued 100,000 common shares to Leah Rowe, our Secretary for $0.000055 per share or an aggregate of $5.59.

On May 11, 2015, we entered into an agreement with Michael Silveri, our Vice-President whereby he agreed to invest up to $250,000 at the per share price of $.167 per share. The agreement allows Mr. Silveri to purchase a total of 1,500,000 of our common shares including the 30,000 common shares that Mr. Silveri purchased on October 16, 2014, at the price of $.167 or an aggregate of $250,000 at any time prior to August 1, 2016. On October 16, 2014, he purchased 30,000 and on July 8, 2015, he purchased 300,000 common at the price of $0.167 per share or an aggregate price of $5,000 and $50,000, respectively. As such, Mr. Silveri may purchase an additional 1,170,000 common shares at the price of $.167 per share at any time prior to August 1, 2016.

On January 23, 2015, we sold 10,000 common shares to Lisa Rogers at the price of $0.10 per share or an aggregate price of $11,000.

On January 26, 2015, we sold 10,000 common shares to Santo J. Ruma at the price of $0.10 per share or an aggregate price of $1,000.

On February 11, 2015, we sold 10,000 common shares to Michael Weir at the price of $0.10 per share or an aggregate price of $1,000.

On February 12, 2015, we sold 50,000 common shares to Vincent Beatty at the price of $0.10 per share or an aggregate price of $5,000.

On February 12, 2015, we sold 100,000 common shares to Heather Hall at the price of $0.10 per share or an aggregate price of $10,000.

On February 12, 2015, we sold 50,000 common shares to Madison Hall at the price of $0.10 per share or an aggregate price of $5,000.

On February 15, 2015, we sold 50,000 common shares to Ashley Hall at the price of $0.10 per share or an aggregate price of $5,000.

On February 16, 2015, we sold 100,000 common shares to Robert Hall at the price of $0.10 per share or an aggregate price of $10,000.

On February 19, 2015, we sold 15,000 common shares to Cheryl Bramos at the price of $0.10 per share or an aggregate price of $1,500.

On February 19, 2015, we sold 10,000 common shares to Luke A. Bramos at the price of $0.10 per share or an aggregate price of $1,000.

On February 19, 2015, we sold 100,000 common shares to Ronny Bramos at the price of $0.10 per share or an aggregate price of $10,000.

On February 19, 2015, we sold 100,000 common shares to Mike Kiernan at the price of $0.10 per share or an aggregate price of $10,000.

On February 20, 2015, we sold 100,000 common shares to Richy C. Bramos at the price of $0.10 per share or an aggregate price of $10,000

On February 20, 2015, we sold 10,000 common shares to Robert Bramos at the price of $0.10 per share or an aggregate price of $1,000.

On February 20, 2015, we sold 15,000 common shares to Tina M. Bramos at the price of $0.10 per share or an aggregate price of $1,500.

On February 20, 2015, we sold 30,000 common shares to Nancy Kiernan at the price of $0.10 per share or an aggregate price of $3,000.

On February 20, 2015, we sold 10,000 common shares to James C. Stavrojohn at the price of $0.10 per share or an aggregate price of $1,000.

On March 31, 2015, we sold 100,000 common shares to Steven Weiss at the price of $0.10 per share or an aggregate price of $10,000.

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

On July 19, 2015, we sold 20,000 common shares to Louis Chiofalo at the price of $0.10 per share or an aggregate price of $2,000 which have not been paid for and which have been cancelled.

On July 22, 2015, we sold 5,000 common shares to Joseph Chiofalo at the price of $0.10 per share or an aggregate price of $500.

On July 25, 2015, we sold 30,000 common shares to Robert Wipperfurth at the price of $0.10 per share or an aggregate price of $3,000.

On August 6, 2015, we sold 5,000 common shares to Jason Walker at the price of $0.10 per share or an aggregate price of $500.

Shares Issued for Services Rendered and Non-Cash Consideration

On January 12, 2015, we issued 500,000 common shares to Oceanside Equities, Inc. a Florida corporation controlled by Vince Beatty for consulting services rendered. We valued these shares at $0.10 per share or an aggregate of $50,000. Under the terms of this consulting agreement, we are obligated to issue an additional 500,000 shares to Oceanside Equities, Inc. on June 15, 2016.

On February 19, 2015 we issued 100,000 shares to Hamilton & Associates Law Group, P.A., a Florida Corporation controlled by Brenda Hamilton for services rendered.  We valued these shares at $0.10 per share or an aggregate of $10,000. Todd Feinstein is of counsel to Hamilton & Associates Law Group, P.A. and received 20,000 of the 100,000 shares issued to Hamilton & Associates Law Group, P.A.

On July 9, 2015, we issued 250,000 common shares to Richy Bramos as consideration for providing us a loan in the amount of $151,700. We valued these shares at $.10 per share or an aggregate of $25,000.

Effective February 16, 2016, we entered into an agreement (the “Agreement) with StockVest, Inc., a Florida corporation. The agreement was amended on March 1, 2016. As amended StockVest agreed to provide us with services from March 12, 2016 until June 12, 2016, in exchange for $500 and one hundred fifty thousand (150,000) shares of our restricted common stock.  We valued these shares at the price of $.10 per share or an aggregate of $15,000.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in “Risk Factors”.

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

Year Ended December 31, 2015 and 2014

Our revenues were $31,714 for the year ended December 31, 2015. Our predecessor’s revenues and our revenues combined were $43,083 for the year ended December 31, 2014.

This represents a decrease of approximately twenty six point four percent (26.4%). This decrease was most likely a result of our inability to rent the vessel because the very severe winter weather in Boston Massachusetts damaged the marina facilities effectively cutting off both power and water to the floating vessel until the marina was able to repair their utilities.

Our cost of revenues was $11,327 for the year ended December 31, 2015. Cost of revenues  for our predecessor and us combined was $8,755 for period ended December 31, 2014.  This represents an increase of approximately twenty nine point four percent (29.4%). This increase was primarily due to a corresponding increase in marina fees. Our cost of revenues, as a percentage of revenues was approximately thirty five point seven percent (35.7%) for the year ended December 31, 2015. Our predecessor’s and ours combined cost of revenues, as a percentage of revenues was approximately twenty one point eight percent (21.8%) for the year ended December 31, 2014.

Our gross margin was $20,387 for the year ended December 31, 2015. Gross margin of our predecessor and us combined was $34,328 for year ended December 31, 2014.

Our general and administrative expenses were $129,379 for the year ended December 31, 2015. Our predecessor’s and ours combined general and administrative expenses were $30,704 for the year ended December 31, 2014, for an increase of $98,675 or an increase of three hundred twenty one point four percent (321.4%). General and administrative expenses are principally composed of officer salaries, insurance, office supplies repairs and maintenance, management fees and travel. The primary increase was officer salaries.

Our professional fees were $183,529 for the year ended December 30, 2015. Our predecessor’s and our combined professional fees were $4,339 for the year ended December 31, 2014, an increase of $183,529 or four thousand seventy two point one percent (4,072.1%). This increase is the result of the process of reorganizing and preparing the Company for a public offering and the issuance of 600,000 shares of common stock in exchange for prepaid services valued at $60,000 based on our recent private placement at $0.10 per share of which $60,000 was expensed in 2015.

Our interest expense was $24,037 for the year ended December 31, 2015. Our predecessor’s and our combined interest expense was $1,888 for the year ended December 31, 2014, an increase of $22,149 or eleven hundred seventy three point two percent (1,173.2%). This increase is due to the interest expense accrued on the note payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and loan discount on our new short term loan received in July 2015.

We recorded a net loss of ($316,558) for the year ended December 31, 2015. Our predecessor and we combined recorded net loss of ($2,603) for year ended December 31, 2014.

Liquidity and Capital Resources

Cash Flow Activities

Our cash increased $43,817 for the year ended December 31, 2015. Our predecessor’s and ours combined cash increased $7,435 for the year ended December 31, 2014. This increase is principally the result of cash investments of $157,000, and $135,000 short term loan less $238,083 operating cash flows.

As of December 31, 2015, we had cash on hand of $47,479 for our operational needs. Currently, our operating expenses are approximately $12,500 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $151,700 on July 9, 2016. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately four (4) months before repayment of the $151,700 due on July 9, 2016.

Financing Activities

During the year ended December 31, 2015 we funded our working capital needs from cash flow from operations, the sale of common stock and a short term loan from a stockholder. During the year ended December 31, 2014 our predecessor and we combined funded working capital requirements from the cash flow of operations.

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

Construction in progress

Costs to construct vessels are capitalized during the construction phase. Upon completion of a vessel the Company will either sell the vessel or place in it service as a rental property. If the vessel is to be leased the construction costs are transferred to property and equipment and depreciated over its useful life.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 j) of Notes to the Consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. At present, we expect to generate revenue from this vessel as a short-term vacation rental in the future. We listed this vessel for sale in June of 2015.

As of December 31, 2015, we had cash on hand of $47,479 for our operational needs. Currently, our operating expenses are approximately $12,500 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $151,700 on July 9, 2016. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately four (4) months before repayment of the $151,700 due on July 9, 2016.

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

We anticipate that each vessel will cost approximately $450,000 to construct. Construction will take between three (3) to four (4) months, per vessel. We will require additional funds to develop and carry out our future plans including construction of our first vessel which commenced in December 2015. We plan to begin marketing each vessel when manufacturing commences.

Our first Luxuria barge bottom was delivered to us in late February 2016. It was constructed by the stockholder with the existing October 2014 $250,000 subscription agreement and we expect to issue common stock under this subscription agreement in exchange for the transfer of the barge bottom to us. The valuation will be determined upon completion, as since this is the first one being built, we had to give the subscriber some flexibility to build it to our specifications, which may cost them more than we have projected. This valuation is still under negotiation with this stockholder.

We have an accumulated deficit of approximately $323,428 from inception to December 31, 2015.  A significant portion of this accumulated deficit, $60,000, is the result of a non-cash expense which resulted from the amortization of our issuance of common stock in exchange for prepaid services. In addition, approximately $70,000 of cash expense is directly attributable to the filing of our Form S-1.

Our independent registered public accountant has included a going concern explanatory paragraph in their audit opinion for the periods through December 31, 2015 and 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve (12) months.

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

Should we receive funding of $500,000 from the sale of our securities we plan to construct a second Luxuria model floating vessel.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

 Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Changes in Stockholders’ Deficit

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of :

Global Boatworks Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Global Boatworks Holdings, Inc. and its Subsidiary (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2015 and for the period from June 16, 2014 (inception) to December 31, 2014 and for Financial Innovators Corp. ("Predecessor") the related statements of operations and cash flows for the periods from January 1, 2014 to September 24, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Boatworks Holdings, Inc. and Subsidiary as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for the year ended December 31, 2015 and for the period from June 16, 2014 (inception) to December 31, 2014 and for Financial Innovators Corp. ("Predecessor") the related statements of operations and cash flows for the periods from January 1, 2014 to September 24, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company and Predecessor have cumulative net losses and cash flow deficits from operating activities, there is a net working capital deficit at December 31, 2015, and the Company is expected to have increased future expenses without immediate increases in revenues as they attempt to implement their business plan. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 30, 2016

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

December 31,

	2015	2014
ASSETS
CURRENT ASSETS
Cash	$ 47,479	$ 3,662
Construction in progress	2,163	-
Prepaid expenses	27,684	2,149
Total current assets	77,326	5,811
PROPERTY AND EQUIPMENT
Architectural plans	12,766	2,666
Net property and equipment	12,766	2,666
Total Assets	$ 90,092	$ 8,477
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 20,674	$ 5,672
Short-term loan, net of discount	139,198	-
Due to related party predecessor	3,888	3,888
Total current liabilities	163,760	9,560
LONG TERM LIABILITIES
Note Payable and accrued interest for the floating vessel	102,510	100,537

Total long term liabilities	102,510	100,537

Total Liabilities	266,270	110,097
Commitments and Contingencies (note 12)

STOCKHOLDERS’ (DEFICIT)
Preferred stock, par $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 90,000,000 shares authorized, 6,720,000 and 4,500,000 shares issued and outstanding at December 31, 2015 and 2014	672	450
Additional paid-in capital	146,578	(95,200)
Accumulated deficit	(323,428)	(6,870)
Total stockholders’ (deficit)	(176,178)	(101,620)
Total Liabilities and Stockholders’ (Deficit)	$ 90,092	$ 8,477

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Statements of Operations

	Successor – Consolidated Year ended December 31, 2015	Successor – Consolidated From June 16, 2014 (Inception) Through December 31, 2014	Predecessor – From January 1, 2014 Through September 24, 2014

REVENUES	$ 31,714	$ 4,724	$ 38,359

COST OF REVENUES	11,327	2,008	6,747

GROSS MARGIN	20,387	2,716	31,612

OPERATING EXPENSES:
General and administrative expenses	129,379	4,528	26,176
Professional fees	183,529	4,339	-

Total expenses	312,908	8,867	26,176

Income (loss) from operations	(292,521)	(6,151)	5,436

Other expense
Interest expense	24,037	719	1,169

Net income (loss)	$ (316,558)	$ (6,870)	$ 4,267

Income (loss) per weighted average common share	$ (0.05)	$ (0.00)	$ 28.45

Number of weighted average common shares outstanding - Basic and Diluted	6,217,239	4,481,287	150

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BEGINNING BALANCE, June 16, 2014 (Inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders	-	-	4,470,000	447	(197)	-	250
Acquisition of asset	-	-	-	-	(100,000)	-	(100,000)
Shares issued for cash	-	-	30,000	3	4,997	-	5,000
Net loss, inception to December 31, 2014	-	-	-	-	-	(6,870)	(6,870)

BALANCE, December 31, 2014	-	-	4,500,000	450	(95,200)	(6,870)	(101,620)

Shares issued for prepaid legal fees	-	-	100,000	10	9,990	-	10,000
Shares issued for prepaid services	-	-	500,000	50	49,950	-	50,000
Shares issued for loan fee	-	-	250,000	25	24,975	-	25,000
Shares issued for cash	-	-	1,370,000	137	156,863	-	157,000
Net loss, year ended December 31, 2015	-	-	-	-	-	(316,558)	(316,558)

ENDING BALANCE, December 31, 2015	-	$-	6,720,000	$672	$146,578	$(323,428)	$(176,178)

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Statements of Cash Flows

	Successor – Consolidated Year ended December 31, 2015	Successor - Consolidated From June 16, 2014 (Inception) Through December 31, 2014	Predecessor-From January 1, 2014 Through September 24, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (316,558)	$ (6,870)	$ 4,267
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of common stock issued for prepaid services	60,000	-	-
Amortization of debt discount	12,498	-	-
Amortization of prepaid loan fee and interest	8,352	-	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(17,187)	(2,149)	(1,201)
(Increase) decrease in construction in progress	(2,163)	-	-
Increase (decrease) in accounts payable and accrued liabilities	15,002	-	1,590
Increase (decrease) in accrued interest expense	1,973	537	-

Net cash (used in) provided by operating activities	(238,083)	(8,482)	4,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,100)	(2,666)	-

Net cash used by investing activities	(10,100)	(2,666)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	157,000	5,250	-
Proceeds from third party loan	135,000	5,672	-
Payments on third party loans	-	-	(883)
Due to related party predecessor	-	3,888	-

Net cash (used in) provided by financing activities	292,000	14,810	(883)

Net increase in cash	43,817	3,662	3,773

CASH, beginning of period	3,662	-	380

CASH, end of period	$ 47,479	$ 3,662	$ 4,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 176	$ 182	$ 1,169
Income tax paid in cash	$ -	$ -	$ -

Non-Cash Financing Activities:
Issuance of note payable for purchase of Miss Leah	$ -	$ 100,000	$ -
Common stock issued for prepaid legal fees	$ 10,000	$ -	$ -
Common stock issued for loan fee	$ 25,000	$ -	$ -
Common stock issued for prepaid services	$ 50,000	$ -	$ -
Debt issued for prepaid interest and loan fee	$ 16,700	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (the Company, Global Boatworks), was formed on May 11, 2015, under the laws of the State of Florida. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (LLC) which was formed on June 16, 2014, under the laws of the State of Florida.  The Company’s business activities to date have primarily consisted of the formation and implementation of a business plan for building luxury floating vessels on a barge bottom. On September 25, 2014, effective the close of business September 24, 2014, the Company acquired a luxury floating vessel from Financial Innovators Corp., (Predecessor or Financial Innovators), and operates it as a rental property, based in Boston harbor.

The accompanying consolidated financial statements include the activities of Global Boatworks Holdings, Inc. and  Global Boatworks, LLC, its wholly owned subsidiary and as shown separately its predecessor corporation, Financial Innovators Corp.

(2) BASIS OF PRESENTATION AND USE OF ESTIMATES

a) Principles of Consolidation

The comparative figures shown throughout these consolidated financial statements are the historical results of Global Boatworks Holdings, Inc. inclusive of its wholly owned subsidiary Global Boatworks, LLC and its predecessor related party corporation. The Company has retroactively restated amounts within certain components of Stockholders' Deficit on the accompanying consolidated financial statements and footnotes as at December 31, 2015 and 2014, to account for the acquisition and reorganization of Global Boatworks, LLC. All intercompany balances and transactions have been eliminated.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements involved the valuation of construction in progress, depreciable life of the floating vessel, valuation of long lived assets, debt discounts, valuation of common stock issued as compensation and valuation allowance of deferred income tax assets.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $323,428 accumulated through December 31, 2015, even though $60,000 of this accumulated deficit is the result of issuing common shares for services. In addition the Company had a net loss of $316,558 and used cash of $238,083 in operating activities in 2015 and has a working capital deficit of $86,434 at December 31, 2015. The Company is expected to have increasing expenses as a result of becoming a publicly held company without immediate increases in revenues as they attempt to implement their plan of operations. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the first two new style luxury floating vessels. It is also considering ways to monetize the value embedded in the luxury floating vessels it currently owns, either through a sale or a loan collaterized by this asset. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at December 31, 2015 or 2014.

b) Construction in progress

Costs to construct vessels are capitalized during the construction phase. Upon completion of a vessel the Company will either sell the vessel or place in it service as a rental property. If the vessel is to be leased the construction costs are transferred to property and equipment and depreciated over its useful life.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

e) Financial instruments and Fair value measurements

ASC 825-10 Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

FASB ASC 820 Fair Value Measurement clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

f) Revenue recognition

Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the marina dockage fees and fees charged by the web site Homeaway, where the floating vessel is advertised for rent.

g) Stock compensation for services rendered

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

Pursuant to ASC 505-50, for share-based payments to non-employees, compensation expense is determined at the measurement date. The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

h) Income Taxes

The LLC and the predecessor company, (Financial Innovators), are pass through entities for income tax purposes, therefore there is no income tax provision or liability for these entities through the Company’s incorporation date of May 11, 2015. As a result of the reorganization the Company became a taxable entity on May 11, 2015. Upon becoming a taxable entity, the Company began to use the asset and liability method of ASC 740 to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of December 31, 2015, the tax years 2014 and 2015 for the LLC and 2015 for the Company  remains open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

i) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share  is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were no common stock equivalents for the years ended December 31, 2015 or 2014.

j) Recent accounting pronouncements

The Company has considered recent accounting pronouncements during the preparation of these consolidated financial statements and does not expect any recent accounting pronouncements to have a material effect on its consolidated financial statements.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

 (4) CONSTRUCTION IN PROGRESS

Construction in progress represents the capitalized construction of its Luxuria floating vessel(s) being constructed for sale. At December 31, 2015, the Company has capitalized the $2,163 deposit made on the custom trusses to be used in the construction of its first Luxuria floating vessel.

(5) PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at December 31,:

	2015	2014
Miss Leah floating vessel	$ 0	$ 0
Architectural plans	$ 12,766	$ 2,666
Less: accumulated depreciation and amortization	$ 0	$ 0

Total PP&E	$ 12,766	$ 2,666

On September 25, 2014, the Company acquired the Miss Leah, a two story luxury floating vessel in the Cape Cod architectural style built on a barge platform. The Miss Leah is based at a marina in Boston harbor. It is rented out primarily through a third party rental management company on a short term vacation type basis. The Miss Leah was built in 2004 by the founder of the Company and subsequently sold in 2006 to his brother who established the Predecessor’s rental business.  Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. As the Miss Leah has been recorded on the books of the Company at a value of $0, there is no depreciation recorded.

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and will begin amortizing the costs over their estimated useful life of ten years once the plans are substantially complete.

(6) STOCKHOLDERS’ DEFICIT

At December 31, 2015 and 2014, the Company has 90,000,000 shares of par value $0.0001 common stock authorized and 6,720,000 and 4,500,000 shares issued and outstanding. At December 31, 2015 and 2014, the Company has 10,000,000 shares of par value $0.0001 preferred stock and zero shares issued and outstanding.

At inception the Company issued 4,470,000 shares to the founders for $250.

In the last quarter 2014, the Company received a stock subscription agreement as memorialized in May 2015 from a former officer and former director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $0.167 per share. In 2014 this officer contributed $5,000 and received 30,000 shares.

In the first quarter of 2015 the Company issued 100,000 shares of the Company’s common stock in payment of $10,000, (or $0.10 per share based on the recent private placement) of prepaid legal fees, due when the Company files a Form S-1 with the U.S. Securities and Exchange Commission. These shares were expensed in 2015.

In the first quarter of 2015 the Company issued 500,000 shares of the Company’s common stock in exchange for prepaid services, valued at $50,000, or $0.10 per share based on the recent private placement, were amortized at the rate of $4,167 per month. This $50,000 was fully expensed in 2015. This consulting contract also calls for the issuance of an additional 500,000 shares in June 2016 in exchange for a second year of such prepaid services.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

In the first quarter of 2015 the Company received $87,000 in cash in exchange for 870,000 shares of the Company’s common stock or $0.10 per share.

In the second quarter of 2015 the Company received $16,000 in cash in exchange for 160,000 shares of the Company’s common stock or $0.10 per share.

In July 2015 the Company received $50,000 in cash toward the existing October 2014 $250,000 subscription agreement discussed above in exchange for 300,000 shares of common stock.

In late July 2015 the Company received $4,000 in cash in exchange for 40,000 shares of the Company’s common stock or $0.10 per share.

In late July 2015 the Company issued 250,000 shares, valued at $25,000 based on its recent private placement, as a incentive to an existing shareholder who loaned the Company $151,700. (See Note 11)

(7) RENTAL PROPERTY AND RELATED NOTE  PAYABLE

On September 25, 2014, the Company acquired the Miss Leah, a two story luxury floating vessel in the Cape Cod architectural style built on a barge platform. The Miss Leah is based at a marina in Boston harbor. It is rented out primarily through a third party rental management company on a short term vacation type basis. The Company’s Statement of Operations reflects this rental activity since the Company acquired the luxury floating vessel on September 25, 2014 for the balance of fiscal 2014 and all of fiscal 2015. The Predecessor reflects this rental activity for the periods of January 1 through September 24, 2014, as presented. The Miss Leah was built in 2004 by  the founder of the Company and subsequently sold in 2006 to his brother who established the Predecessor’s rental business.

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000.

(8) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founders brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At December 31, 2015 and 2014, the Company had accrued interest of $2,510 and $537, respectively.

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor of $3,888 for the net differential resultant therefrom and recorded the related revenue and expenses in the Company’s records.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

c) Common stock subscription receivable

In the last quarter 2014 as memorialized in May 2015, the Company received a stock subscription agreement from a now former director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $0.167 per share. In 2014 and 2015 this now former director contributed $5,000 and $50,000 and received 30,000 and 300,000 shares, respectively.

d) Expenses incurred to related parties during each period of operations presented is as follows:

	Successor Consolidated Year ended December 31, 2015	Successor June 16, 2014 (inception) through December 31, 2014	Predecessor from January 1, 2014 to September 24, 2014
Commissions - daughter of founder	$ 3,197	$ 300	$ 3,400
Management fees - brother of founder	$-	$-	$ 3,550
Repairs & maintenance - brother of founder	$-	$-	$ 500
Consulting on architectural plans - brother of founder	$ 8,000	$-	$-
Professional fees - stockholder	$ 93,000	$-	$-

(9) - INCOME TAXES

There was no Federal or State Income Tax expense for the period from May 11, 2015 to December 31, 2015, due to the Company’s net loss. Prior to May 11, 2015 the Company was a Limited Liability Company, (LLC), taxed as a partnership and therefore all income or loss was passed through to the members.

The Company's effective income tax expense (benefit) differs from the expected tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes) as follows:

2015

Tax (benefit) on net loss before income tax	$ (107,630)
Effect of state taxes (net of federal benefit)	$ (11,491)
Pre-Incorporation LLC net losses	$ 21,435
Stock compensation	$ 14,901
Increase in valuation allowance	$ 82,785

Income tax provision	$ 0

The Company recognizes deferred tax assets and liabilities for net operating loss carryforwards and the tax effects of differences between the financial statements and tax basis of assets and liabilities.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The components of net deferred tax assets and liabilities that have been presented in the Company's financial statements are as follows at December 31, 2015:

Deferred income tax assets:
Net operating loss carryforward	$ 80,000
Accrued wages	2,785
Total deferred tax assets	82,785
Valuation allowance	(82,785)
Net deferred taxes	$ 0

The Company records a valuation allowance to reduce deferred tax assets, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. The Company recorded a valuation allowance of $82,785 at December 31, 2015.

At December 31, 2015, the Company has a net operating loss carryforward of $212,598 available to offset future net income expiring through 2035. The utilization of the net operating loss carryforward is dependent the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

In accordance with the provisions of ASC 740: Income Taxes, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2015, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

(10) CONCENTRATIONS OF RISK

The Company has only one revenue producing asset at this time, the Miss Leah floating vessel, and that asset is located in Boston Harbor. The rental season at this location is generally from March through October. The Company primarily utilizes one booking agent to schedule bookings from customers and collect the revenues. If required the Company believes it could obtain bookings through an alternative provider.

(11) SHORT TERM DEBT

On July 9, 2015, the company entered into a loan agreement in the amount of $151,700 with a shareholder. The company issued 250,000 common shares to them as consideration for providing us the loan. (See Note 6) The shares were valued at $25,000, or $0.10 per share (based on the recent private placement sales) was recorded as a discount and is being amortized at a rate of $2,083 per month over the life of the loan. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 were deducted from the proceeds of the loan. These are being amortized each month at the rate of $1,250 and $142 over the life of the loan, respectively. We are obligated to pay the principal and interest due on July 9, 2016. The loan is secured by the Miss Leah, our company owned vessel. The note balance at December 31, 2015, was $139,198, net of the discount of $12,502.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

(12) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

At December 31, 2015, the Company has the obligation to issue 500,000 shares of common stock on June 15, 2016, for the second year of the two year consulting agreement entered into in early 2015. These shares will be valued at $50,000 upon issuance, which has not occurred as of the date of the filing of this report.

b) Leases

We occupy dockage space pursuant to an agreement with Flagship Marina Bay, LLC dated April 7, 2015 where we paid semi-annual rents of $6,800. Effective November 1, 2015, we entered into a one year agreement with SHM Marina Bay Boston Harbor for an annual rental charge of $10,615. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary.

c) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

(13) SUBSEQUENT EVENTS

a) Material contracts and agreements

Effective February 16, 2016, we entered into an agreement (the Agreement) with StockVest, Inc., a Florida corporation. The agreement was amended on March 1, 2016. As amended, StockVest agreed to provide us with services from March 12, 2016 until June 12, 2016, in exchange for $500 and one hundred fifty thousand (150,000) shares of our restricted common stock.  We valued these shares at the price of $.10 per share, based on the most recent sale of common stock by the Company, or an aggregate of $15,000 which will be recognized over the life of the contract.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13(a)-15(b) under the Exchange Act, as the end of the period covered by this annual report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Limitations of Effectiveness of Control and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of our executive officers and directors. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Robert Rowe	67	Chief Executive Officer, President, Treasurer Acting Chief Financial Officer and Principal Accounting Officer and Director
Leah Rowe	57	Secretary

Robert Rowe, Chief Executive Officer, President, Treasurer, Acting Chief Financial Officer and Principal Accounting Officer and Director

Since our inception on June 16, 2014 to present, Robert Rowe has been our Chief Executive Officer, President, Treasurer and Director. From June 2014 to present Mr. Rowe was the Manager of Global Boatworks, LLC. From January 2005 to present Mr. Rowe was an independent contractor and consultant for Rowe Construction in Pompano Beach, Florida. From January 1999 to January 2005 Mr. Rowe was an independent contractor and consultant for the Miles Group in Lynn, Massachusetts.

Mr. Rowe obtained a Bachelor of Science degree in Business Education from Salem State University in June of 1972.

Mr. Rowe spends approximately forty (40) hours each week on our business. As our Chief Executive Officer, President, Treasurer and Director, Mr. Rowe provides his experience in the boat manufacturing and sales.

Leah Rowe, Secretary

Since our inception on June 16, 2014 to present, Leah Rowe has been our Secretary. Ms. Rowe has no prior related work experience.

Mrs. Rowe obtained an Associates degree in Business Management from North Shore Community College in June of 1991.

Leah Rowe spends approximately fifteen (15) hours per week on our business. As our secretary, Ms Rowe provides her experience in business management.

Family Relationships

Robert Rowe our Chief Executive Officer, President, Treasurer and Director is the husband of Leah Rowe, our Secretary. Other than the foregoing, there are no family relationships among our directors and executive officers and shareholders.

Legal Proceedings

On February 21, 1997, Robert Rowe our Chief Executive Officer, President, Treasurer and Director was found guilty of bankruptcy fraud in violation of 18 US Code § 152. There have been no events under any bankruptcy act, no criminal proceedings, no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past ten (10) years.

Other than as set forth above, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

·

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time,

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

·

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

·

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

·

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

·	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

·	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Business Conduct and Ethics

We do not have any standing audit, nominating, and compensation committees of the board of directors, or committees performing similar functions.  We do not currently have a Code of Ethics applicable to our principal executive, financial, or accounting officer.  All Board actions have been taken by Written Action rather than formal meetings.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities for the years ending December 31, 2015 and 2014.

Name and Principal	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Dec31	($)	($)	($)	($)	($)	($)	($)	($)

Robert Rowe, Chief Executive Officer, President, Treasurer, Acting Chief Financial Officer and Principal Accounting Officer , Director (1)	2015	$81,600	0	0	0	0	0	0	$81,600
	2014	0	0	0	0	0	0	0	0
Michael Silveri	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
Leah Rowe, Secretary	2015	$7,200	0	0	0	0	0	0	$7,200
	2014	0	0	0	0	0	0	0	0

(1)

On June 16, 2014, Global Boatworks, LLC sold 4,370,000 common shares to Robert Rowe, our Chief Executive Officer, President, Treasurer and Director for $0.000055 per share or an aggregate of $244.41.

(2)

On June 16, 2014, Global Boatworks, LLC sold 100,000 common shares to Leah Rowe, our Secretary for $0.000055 per share or an aggregate of $5.59.

(3)

On May 11, 2015, we entered into an agreement with Michael Silveri, our former Vice-President whereby he agreed to invest up to $250,000 at the per share price of $.167 per share. The agreement allows Mr. Silveri to purchase a total of 1,500,000 of our common shares including the 30,000 he purchased on October 16, 2014, at the price of $.167 or an aggregate of $250,000 at any time prior to August 1, 2016.  On October 16, 2014, he purchased 30,000 and on July 8, 2015, he purchased 300,000 common at the price of $0.167 per share or an aggregate price of $5,000 and $50,000, respectively. As such, Mr. Silveri may purchase an additional 1,170,000 common shares at the price of $.167 per share at any time prior to August 1, 2016. Mr. Silveri resigned all positions he held with us on November 18, 2015.

Employment Agreements with Management

On May 11, 2015, we entered into an agreement with Robert Rowe, our Chief Executive Officer, President, Treasurer and Director, to provide services to us. The agreement has a term of three (3) years and requires us to pay $1,700 per week to Mr. Rowe for his services as our Chief Executive Officer, President, Treasurer and Director.

On May 11, 2015, we entered into an agreement with Leah Rowe, our Secretary, to provide services to us. The agreement has a term of three (3) years and requires us to pay $600 per month to Ms. Rowe for her services as our Secretary.

Our Board of Directors determines the compensation paid to our executive officers, based upon the years of service to us, whether services are provided on a full time basis and the experience and level of skill required.

We may award our officers and directors shares of common stock as non-cash compensation as determined by the Board of Directors from time to time. The Board of Directors will base its decision to grant common stock as compensation on the level of skill required to perform the services rendered and time committed to providing services to us.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have and have never had any equity compensation plans and therefore no equity awards are outstanding as of the date of this Form 10-K.

Director Compensation

Our directors do not receive any other compensation for serving on the board of directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our board of directors.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Involvement in Certain Legal Proceedings

On February 21, 1997, Robert Rowe our Chief Executive Officer, President, Treasurer and Director was found guilty of bankruptcy fraud in violation of 18 US Code § 152. There have been no events under any bankruptcy act, no criminal proceedings, no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past ten (10) years.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the board of directors.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, but they do not receive any other compensation for serving on the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 26, 2016, we had 6,870,000 common shares outstanding. The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 25, 2016, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within sixty (60) days of the date of this Annual Report. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 2637 Atlantic Blvd., #134, Pompano Beach, Florida 33062.

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

Common Stock                                             Direct                    Indirect           Total            Percentage of Class (1)

Name and Address of Beneficial Owner

Executive Officers and Directors

Robert Rowe(2)                                          4,370,000                100,000(2)        4,470,000(2)                              65%

Leah Rowe(2)                                             100,000                   4,370,000(2)     4,470,000(2)                              65%

Michael Silveri(3)                                       1,500,000 (3)          0                        1,500,000(3)                              22%

Other 5% Holders

Vince Beatty

    550,000

550,000

    8%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)

Robert Rowe, our Chief Executive Officer, President, Treasurer and Director holds 4,370,000 shares directly and 100,000 shares indirectly which are held by his spouse, Leah Rowe, our Secretary. Leah Rowe, our Secretary holds 100,000 directly and 4,370,000 shares indirectly which are held by her spouse, Robert Rowe, our Chief Executive Officer, President, Treasurer and Director.

(3)

Amount reflected represents 330,000 common shares held by our former vice-president and director, Michael Silveri and 1,170,000 common shares that Mr. Silveri may purchase at any time prior to August 1, 2016.  On May 11, 2015, we entered into an agreement with Mr. Silveri, whereby he agreed to invest up to 1,500,000 common shares for $250,000 representing a per share price of $.167. To date, Mr. Silveri has invested an aggregate of $55,000 for 330,000 common shares. As such, he may purchase an additional 1,170,000 common shares at any time before August 1, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 16, 2014, our subsidiary, Global Boatworks, LLC issued 4,370,000 common shares to our Chief Executive Officer, President, Treasurer and Director, Robert Rowe, for the price of $0.000055 per share or an aggregate of $244.41.

On June 16, 2014, we issued 100,000 common shares to Leah Rowe our Secretary and Robert Rowe’s spouse, for the per share price of $0.000055 or an aggregate of $5.59.

On May 11, 2015, we entered into an agreement with Michael Silveri, our former Vice-President whereby he agreed to invest up to $250,000 to purchase steel, materials, and labor for the building of barges for our vessels. In exchange for every $5,000 Mr. Silveri invests, he shall receive 30,000 common shares, which represents a per share price of $.167 per share. The agreement allows Mr. Silveri to purchase a total of 1,500,000 of our common shares including the 30,000 he purchased on October 16, 2014, at the price of $.167 or an aggregate of $250,000 at any time prior to August 1, 2016.  To date, Mr. Silveri has invested an aggregate of $55,000 for 330,000 common shares. On October 16, 2014, Mr. Silveri purchased 30,000 and on July 8, 2015, he purchased 300,000 common at the price of $0.167 per share for an aggregate price of $5,000 and $50,000, respectively. As such, Mr. Silveri may purchase an additional 1,170,000 common shares at the price of $.167 per share at any time prior to August 1, 2016.

On May 11, 2015, we issued an aggregate of 6,130,000 common shares to one hundred percent (100%) of the owners of Global Boatworks, LLC for 100% of its securities and Global Boatworks, LLC became our wholly-owned subsidiary.  Of the shares issued in connection with the acquisition of Global Boatworks, LLC:

·	4,370,000 were issued to our Chief Executive Officer, President, Treasurer and Director, Robert Rowe;

·	100,000 were issued to our Secretary, Leah Rowe; and

·	30,000 were issued to our former Vice President and Director, Michael Silveri.

 On September 25, 2014, we purchased our company owned vessel known as, Ms. Leah, from Ronald Rowe, the brother of Robert Rowe, our Chief Executive Officer, President, Treasurer and Director, in exchange for a $100,000 promissory note. Principal and interest are due in one lump payment in June 2022. The note bears interest at the rate of two percent (2%).

In the last quarter of 2014, Financial Innovators Corp, a Florida corporation and a related party, controlled by Ronald Rowe, the brother of Robert Rowe, our Chief Executive Officer, President, Treasurer and Director collected revenues of $3,125 and paid expenses of $7,013 on behalf of Global Boatworks, LLC. These expenses related to the rental of the Miss Leah and the company has established the net difference as a payable on Global Boatworks, LLC’s books to Financial Innovators for the net difference of $3,888.

On July 9, 2015, we entered into a loan agreement in the amount of $151,700 with our shareholder, Richy Bramos. We issued 250,000 common shares to Mr. Bramos as consideration for providing us the loan. We valued these shares at the price of $.10 per share or an aggregate of $25,000. The note bears interest at the rate of 10%. We are obligated to pay the principal and interest due on July 9, 2016.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

·	Any of our directors or officers;

·	Any proposed nominee for election as our director;

·	Any person who beneficially owns, directly or indirectly, shares carrying more than ten percent (10%) of the voting rights attached to our shares; or

·

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2015 and 2014 were approved by the Board of Directors.  The following table shows the fees for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees (1)	$ 27,000	$7,000
Audit Related Fees (2)	$ 4,000	$0
Tax Fees (3)	$ 0	$0
All Other Fees	$ 0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly financial statements.

(2)

Audit-related fees – these fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

(3)

Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2015 and 2014.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Board of Director’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm.  These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  As part of the Board’s review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.  At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval.  Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The Board of Directors has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence.  The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.

Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

2.

Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

3.	Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

3.1	Certificate of Incorporation	S-1	7/10/15	3.1
3.2	By-Laws	S-1	7/10/15	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.3
3.4	By Laws	S-1	7/10/15	3.4
10.1	Employment Agreement Robert Rowe	S-1	7/10/15	10.1
10.2	Employment Agreement Leah Rowe	S-1	7/10/15	10.2
10.3	Promissory Note Global Boatworks LLC & Financial Innovators Corp	S-1	7/10/15	10.3
10.4	Agreement Between Global Boatworks Holdings Inc & Global Boatworks LLC	S-1	7/10/15	10.4
10.5	Agreement with Oceanside Equities	S-1	7/10/15	10.5
10.7	Agreement with Flagship Marine Bay LLC	S-1	8/7/15	10.7
10.8	Invoice Carlos Vilaca & Associates	S-1	8/7/15	10.8
10.9	Invoice Senator Group LLC	S-1	8/7/15	10.9
10.10	Richi Bramos Promissory Note	S-1	8/7/15	10.10
10.20	March 25, 2016 Amendment to the Agreement with Oceanside Equities
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1 32.2	Certification Pursuant to 18 U.S.C. Section 1350 Certification Pursuant to 18 U.S.C. Section 1350				X X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Boatworks Holdings, Inc.

Date: March 30, 2016	By:	/s/ Robert Rowe
Robert Rowe Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2016	By:	/s/ Robert Rowe
Robert Rowe Chief Executive Officer

Date: March 30, 2016	By:	/s/ Robert Rowe
Robert Rowe Chief Financial Officer