Form 10-Q
period 2016-03-31
Global Boatworks Holdings, Inc.
filed 2016-05-23
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2016

Commission File Number: 333-205604

Global Boatworks Holdings, Inc.

(Exact name of registrant as specified in its charter)

Florida	81-0750562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2637 Atlantic Blvd. #134
Pompano Beach, FL 33062

(Address of principal executive offices)    (Zip Code)

954-934-9400

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

As of May 19, 2016, and March 31, 2016 we had 6,870,000 and 6,870,000 shares of common stock outstanding, respectively.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

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

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations (unaudited)

F-3

Consolidated Statement of Changes in Stockholders’ Deficit (unaudited)

F-4

Consolidated Statements of Cash Flows (unaudited)

F-5

Notes to Consolidated Financial Statements (unaudited)

F-6

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$ 4,057	$ 47,479
Construction in progress	6,338	2,163
Prepaid expenses	31,076	27,684

Total current assets	41,471	77,326

PROPERTY AND EQUIPMENT
Architectural plans, in progress	12,766	12,766

Net property and equipment	12,766	12,766

Total Assets	$ 54,237	$ 90,092

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 34,562	$ 20,674
Deferred revenue	1,630	-
Short-term loan, net of discount	145,447	139,198
Due to related party predecessor	3,888	3,888

Total current liabilities	185,527	163,760

LONG TERM LIABILITIES

Note payable for the floating vessel	100,000	100,000
Interest accrued on note payable for floating vessel	3,003	2,510

Total long term liabilities	103,003	102,510

Total Liabilities	288,530	266,270

Commitments and contingencies (see Note 11)

STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, par $0.0001; 90,000,000 shares authorized; 6,870,000 and 6,720,000 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	687	672
Additional paid-in capital	161,563	146,578
Accumulated deficit	(396,543)	(323,428)

Total stockholders’ deficit	(234,293)	(176,178)

Total Liabilities and Stockholders’ Deficit	$ 54,237	$ 90,092

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

Three Months Ended March 31,

(unaudited)

	2016	2015

REVENUES	$ -	$ -

COST OF REVENUES	3,431	2,645

GROSS MARGIN	(3,431)	(2,645)

OPERATING EXPENSES
General and administrative	34,816	21,934
Professional fees	23,476	22,650

Total expenses	58,292	44,584

Loss from operations	(61,723)	(47,229)

Other income (loss)
Interest expense	(11,392)	(669)

Net loss	$ (73,115)	$ (47,898)

Net loss per weighted average common share	$ (0.01)	$ (0.01)

Number of weighted average common shares outstanding - Basic and Diluted	6,779,341	5,367,000

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2015	-	$ -	6,720,000	$ 672	$ 146,578	$ (323,428)	$ (176,178)

Shares issued for prepaid services	-	-	150,000	15	14,985	-	15,000
Net loss, three months ended March 31, 2016	-	-	-	-	-	(73,115)	(73,115)

ENDING BALANCE, March 31, 2016 (Unaudited)	-	$ -	6,870,000	$ 687	$ 161,563	$ (396,543)	$ (234,293)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31,

(unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (73,115)	$ (47,898)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Amortization of common stock issued for prepaid services	3,000	12,500
Amortization of prepaid interest	3,750	-
Amortization of loan discount	6,249	-
Amortization of prepaid loan fee	426	-
Changes in operating assets and liabilities
(Increase) decrease in Luxuria construction in progress	(4,175)	-
(Increase) decrease in prepaid expenses	2,131	(18,862)
Increase (decrease) in accounts payable and accrued expenses	13,889	-
Increase (decrease) in deferred revenue	1,630	-
Increase (decrease) in accrued interest expense	493	493

Net cash used in operating activities	(45,722)	(53,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,600)

Net cash used in investing activities	-	(1,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	87,000
Proceeds from cash advance on credit card	2,300	-
Proceeds from third party loans	-	710

Net cash provided by financing activities	2,300	87,710

Net increase (decrease) in cash	(43,422)	32,343

CASH, beginning of period	47,479	3,662

CASH, end of period	$ 4,057	$ 36,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 474	$ 669
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for prepaid services	$ 15,000	$ -

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2016 is unaudited)

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” or “Global”), was formed on May 11, 2015, under the laws of the State of Florida. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida. The Company’s business activities to date have primarily consisted of the formation and implementation of a business plan for building luxury floating vessels on a barge bottom. On September 25, 2014, effective the close of business September 24, 2014, the Company acquired a luxury floating vessel from Financial Innovators Corp., (“Predecessor” or “Financial Innovators”), and operates it as a rental property, based in Boston harbor.

The accompanying unaudited consolidated financial statements include the activities of Global Boatworks Holdings, Inc. and Global Boatworks, LLC, its wholly owned subsidiary.

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN

a) Basis of Presentation and Principles of Consolidation

The comparative figures shown throughout these unaudited consolidated financial statements are the historical results of Global Boatworks Holdings, Inc. inclusive of its wholly owned subsidiary Global Boatworks, LLC. The Company has retroactively restated amounts within certain components of Shareholders' Deficit on the accompanying unaudited consolidated financial statements and footnotes to account for the acquisition and reorganization of Global Boatworks, LLC. All intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in the March 31, 2016 consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, included in Form 10-K filed on March 30, 2016 with the U.S. Securities and Exchange Commission.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements involved the valuation of construction in progress, depreciable life of the luxury floating vessel, valuation of long lived assets, debt discounts, the valuation of common stock issued as compensation, and valuation allowance of deferred income tax benefit.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2016 is unaudited)

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated net loss of  $396,543 through March 31, 2016. The Company had no revenues and a net loss of $73,115 and used cash of $45,722 in operating activities in the three months ended March 31, 2016. Additionally, the Company has a $151,700 note due July 9, 2016. The Company is expected to have increasing expenses as a result of becoming a publicly held company without immediate increases in revenues as they attempt to implement their plan of operations. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the first two new style luxury floating vessels. It is also considering ways to monetize the value embedded in the luxury floating vessel it currently owns, either through a sale or a loan collaterized by this asset. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to continue its planned operations.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at March 31, 2016 (unaudited) or December 31, 2015.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2016 is unaudited)

e) Financial instruments and Fair value measurements

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2016 is unaudited)

h) Income Taxes

The LLC is a pass through entity for income tax purposes, therefore there is no income tax provision or liability for this entity through the Company’s incorporation date of May 11, 2015. As a result of the reorganization the Company became a taxable entity on May 11, 2015. Upon becoming a taxable entity, the Company began to use the asset and liability method of ASC 740 to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

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

As of March 31, 2016, tax years 2014 and 2015 for the LLC and 2015 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

i) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution.  There were no common stock equivalents for the period ended March 31, 2016 (unaudited) or December 31, 2015. The shares to be issued under the stock subscription receivable (see Note 8) are considered anti-dilutive.

j) Reclassifications

The Company reclassified $1,137 of expense from G&A to Cost of Revenues for the three months ended March 31, 2015 to more accurately reflect cost of revenues and conform to the 2016 presentation.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2016 is unaudited)

k) Recent accounting pronouncements

The Company has considered recent accounting pronouncements during the preparation of these financial statements and does not expect any recent accounting pronouncements to have a material effect on its unaudited financial statements.

(4) CONSTRUCTION IN PROGRESS

Construction in progress represents the capitalized construction of its Luxuria floating vessel(s) being constructed for sale. At March 31, 2016 (unaudited), the Company has capitalized the $2,163 deposit made on the custom trusses to be used in the construction of its first Luxuria floating vessel as well as additional expenses which are directly attributed to the construction. The balance of construction in progress is $6,338 at March 31, 2016 (unaudited).

(5) PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at March 31, 2016 (unaudited) and December 31, 2015:

	March 31, 2016	December 31, 2015
Miss Leah floating vessel	$ 0	$ 0
Architectural plans	$ 12,766	$ 12,766
Less: accumulated depreciation and amortization	$ 0	$ 0

Total PP&E	$ 12,766	$ 12,766

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2016 is unaudited)

(6) STOCKHOLDERS’ DEFICIT

At March 31, 2016 (unaudited) and December 31, 2015, the Company has 90,000,000 shares of par value $0.0001 common stock authorized and 6,870,000 (unaudited) and 6,720,000 issued and outstanding. At March 31, 2016 (unaudited) and December 31, 2015, respectively, the Company has 10,000,000 shares of par value $0.0001 preferred stock and zero issued and outstanding.

Effective February 16, 2016, we entered into an agreement (the Agreement) with StockVest, Inc., a Florida corporation that provides investor relations and public relations services. The agreement was amended on March 1, 2016. As amended StockVest agreed to provide us with services from March 12, 2016 until June 12, 2016, in exchange for $500 and one hundred fifty thousand (150,000) shares of our restricted common stock.  We valued these shares at the price of $.10 per share, based on the most recent sale of common stock by the Company, or an aggregate of $15,000 upon issuance, which will be recognized over the life of the contract.

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

(8) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founders brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. (See Note 7) The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2016 is unaudited)

c) Common stock subscription receivable

In the last quarter of 2014, as memorialized in May 2015, the Company received a stock subscription agreement from a now former officer and director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $0.167 per share. Through March 31, 2016 (unaudited) this former officer and director has contributed $55,000 and received 330,000 shares, respectively.

d) Payments to related parties during each period of operations presented:

	Three Months ended March 31, 2016	Three Months ended March 31, 2015
	(Unaudited)	(Unaudited)
Commissions - daughter of founder	$ -	$ -
Consulting on architectural plans – brother of founder	$ -	$ -
Professional fees - stockholder	$ -	$ -

(9) CONCENTRATIONS OF RISK

The Company has only one revenue producing asset at this time, and that asset is located in Boston Harbor. The rental season at this location is generally from late March through October. The Company primarily utilizes one booking agent to schedule bookings from customers and collect the revenues. If required the Company believes it could obtain bookings through an alternative provider.

(10) SHORT TERM DEBT

On July 9, 2015, the company entered into a loan agreement in the amount of $151,700 with a shareholder. The company issued 250,000 common shares to the stockholder as consideration for providing us the loan. The shares were valued at $25,000, or $0.10 per share (based on the recent private placement sales) was recorded as a discount and is being amortized at a rate of $2,083 per month over the life of the loan. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 were deducted from the proceeds of the loan. These are being amortized each month at the rate of $1,250 and $142 over the life of the loan, respectively. We are obligated to pay the principal and interest due on July 9, 2016. The loan is secured by the Miss Leah, our company owned vessel. The note balance at March 31, 2016, is $145,447 net of the discount of $6,253.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2016 is unaudited)

(11) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

At March 31, 2016 (unaudited), the Company has the obligation to issue 500,000 shares of common stock on June 15, 2016, for the second year of the two year consulting agreement entered into in early 2015. These shares will be valued at $50,000 upon issuance, based on contemporaneous cash sales prices, which has not occurred as of the date of the filing of this report.

b) Leases

We occupy dockage space pursuant to an agreement with SMH Marina Bay dated November 1, 2015. We pay annual rents of $10,615. The agreement automatically renews on November 15th of each year. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary.

c) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2016 (unaudited), there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Three (3) Months Ended March 31, 2016 and 2015

We had revenues of $0 and $0 for the three (3) months ended March 31, 2016 and 2015, respectively.

Cost of revenues was $3,431 compared to $2,645 for the three (3) months ended March 31, 2016 and 2015, respectively, or a twenty nine point seven percent (29.7%) increase. This increase was primarily due to an increase in marina fees.

Gross margin was ($3,431) and ($2,645) for the three (3) months ended March 31, 2016 and 2015, respectively.

General and administrative expenses were $34,816 compared to $21,934 for the three (3) months ended March 31, 2016 and 2015, respectively, an increase of fifty eight point seven percent (58.7%). General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel. The primary increases were in officer pay.

Our professional fees were $23,476 compared to $22,650 for the three (3) months ended March 31, 2016 and 2015, respectively. This increase is the result of the completion of the process of preparing for a public offering.

Our interest expense was $11,392 compared to $669 for the three (3) months ended March 31, 2016 and 2015, respectively, an increase of $10,723 or one thousand six hundred three percent (1,603%). This increase is due to the interest expense accrued on the payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and loan discount on our short term loan received in July 2015.

We recorded a net loss of ($73,115) compared to ($47,898) for the three (3) months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources Cash Flow Activities

Cash Flow Activities

Our cash decreased $43,422 for the three months ended March 31, 2016. This decrease was primarily the result of our net operating cash flow use of $45,722.

Financing Activities

During the three (3) months ended March 31, 2016 we funded our working capital requirements principally through the use of cash on hand and a short term credit card cash advance.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 k) of Notes to the unaudited consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. At present, we expect to generate revenue from this vessel as a short-term vacation rental in the future. We listed this vessel for sale in June of 2015.

As of March 31, 2016, we had cash on hand of $4,057 for our operational needs. Currently, our operating expenses are approximately $15,000 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $151,700 on July 9, 2016. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately zero (0) months before repayment of the $151,700 due on July 9, 2016.

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

Our first barge bottom was delivered in mid-February 2016. It was being constructed by the stockholder with the existing October 2014 $250,000 subscription agreement and we expect to issue common stock under this subscription agreement in exchange for the transfer of the barge bottom to us. The valuation will be determined upon completion, as since this is the first one being built we had to give the subscriber some flexibility to build it to our specifications, which may cost them more than we have projected.

Our cash balance at March 31, 2016 was approximately $4,000, which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of approximately $396,544 from inception to March 31, 2016. A  portion of this accumulated deficit, $63,000, is the result of a non-cash expense which resulted from the amortization of our issuance of common stock in exchange for prepaid services. In addition, approximately $70,000 of cash expense is directly attributable to the filing of our Form S-1.

Our independent registered public accountant has included a going concern explanatory paragraph in their audit opinion for the periods through December 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve (12) months.

Our company owned vessel, the Miss Leah, is listed for sale at the price of $400,000. If sold, the proceeds will provide sufficient capital to construct one Luxuria model. The retail price of the Luxuria is between $850,000 and $950,000. The subsequent sale of the Luxuria vessel would provide sufficient capital to construct two more Luxuria models. The sale of two (2) additional Luxuria models would provide sufficient net cash to construct four (4) Luxuria models.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reasons discussed below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business.  To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

3.1	Certificate of Incorporation	S-1	7/10/15	3.1
3.2	By-Laws	S-1	7/10/15	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.3
3.4	By Laws	S-1	7/10/15	3.4
10.1	Employment Agreement Robert Rowe	S-1	7/10/15	10.1
10.2	Employment Agreement Leah Rowe	S-1	7/10/15	10.2
10.3	Promissory Note Global Boatworks LLC & Financial Innovators Corp	S-1	7/10/15	10.3
10.4	Agreement Between Global Boatworks Holdings Inc & Global Boatworks LLC	S-1	7/10/15	10.4
10.5	Agreement with Oceanside Equities	S-1	7/10/15	10.5
10.7	Agreement with Flagship Marine Bay LLC	S-1	8/7/15	10.7
10.8	Invoice Carlos Vilaca & Associates	S-1	8/7/15	10.8
10.9	Invoice Senator Group LLC	S-1	8/7/15	10.9
10.10	Richi Bramos Promissory Note	S-1	8/7/15	10.10
10.20	March 25, 2016 Amendment to the Agreement with Oceanside Equities	10-K	3/30/16	10.20
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X

31.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Global Boatworks Holdings, Inc.

/s/ Robert Rowe

Name: Robert Rowe

Position: Chief Executive Officer and Chief Financial Officer

(Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Dated: May 23, 2016