Form 10-Q
period 2016-06-30
Global Boatworks Holdings, Inc.
filed 2016-08-15
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of  “ large accelerated filer, ”   “ accelerated filer ”  and  “ smaller reporting company ”  in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 15, 2016 we had 7,620,000 shares of common stock outstanding.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations (unaudited)

F-3

Consolidated Statement of Changes in Stockholders’ Deficit (unaudited)

F-4

Consolidated Statements of Cash Flows (unaudited)

F-5

Notes to Consolidated Financial Statements (unaudited)

F-6

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$ 2,194	$ 47,479
Construction in progress	15,769	2,163
Prepaid expenses	62,020	27,684

Total current assets	79,983	77,326

PROPERTY AND EQUIPMENT
Architectural plans, in progress, net of $456 and $0 amortization	12,310	12,766

Net property and equipment	12,310	12,766

Total Assets	$ 92,293	$ 90,092

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 50,795	$ 20,674
Deferred revenue	11,462	-
Short-term loan, net of discount	151,700	139,198
Due to related party predecessor	3,888	3,888

Total current liabilities	217,845	163,760

LONG TERM LIABILITIES

Note payable for the floating vessel	100,000	100,000
Interest accrued on note payable for floating vessel	3,496	2,510

Total long term liabilities	103,496	102,510

Total Liabilities	321,341	266,270

Commitments and contingencies (see Note 11)

Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 and 0 issued and outstanding at June 30, 2016 and December 31, 2015, respectively ($1,000 stated redemption value)	1,000	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001; 10,000,000 shares authorized	-	-
Common stock, par $0.0001; 90,000,000 shares authorized; 7,620,000 and 6,720,000 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	762	672
Additional paid-in capital	236,488	146,578
Accumulated deficit	(467,298)	(323,428)

Total stockholders’ deficit	(230,048)	(176,178)

Total Liabilities and Stockholders’ Deficit	$ 92,293	$ 90,092

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$ 12,640	$ 5,951	$ 12,640	$ 5,951

COST OF REVENUES	4,644	2,774	8,075	4,282

GROSS MARGIN	7,996	3,177	4,565	1,669

OPERATING EXPENSES
General and administrative	38,100	29,304	72,916	52,375
Amortization	456	-	456	-
Professional fees	28,583	45,040	52,059	67,690

Total operating expenses	67,139	74,344	125,431	120,065

Loss from operations	(59,143)	(71,167)	(120,866)	(118,396)

Other income (expense)
Interest expense	(11,612)	(763)	(23,004)	(1,432)

Net loss	$ (70,755)	$ (71,930)	$ (143,870)	$ (119,828)

Net loss per weighted average common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Number of weighted average common shares outstanding - Basic and Diluted	6,985,385	6,103,626	6,869,176	5,734,586

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2015	-	$ -	6,720,000	$ 672	$ 146,578	$ (323,428)	$ (176,178)

Shares issued for prepaid services	-	-	650,000	65	64,935	-	65,000
Shares issued for cash	-	-	250,000	25	24,975	-	25,000
Net loss, six months ended June 30, 2016	-	-	-	-	-	(143,870)	(143,870)

ENDING BALANCE, June 30, 2016 (Unaudited)	-	$ -	7,620,000	$ 762	$ 236,488	$ (467,298)	$ (230,048)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30,

(unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (143,870)	$ (119,828)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Issuance of redeemable preferred stock for services	1,000	-
Amortization of architectural plans	456	-
Amortization of common stock issued for prepaid services	12,000	25,000
Amortization of prepaid interest	7,500	-
Amortization of loan discount	12,502	-
Amortization of prepaid loan fee	852	-
Changes in operating assets and liabilities
(Increase) decrease in Luxuria construction in progress	(13,606)	-
(Increase) decrease in prepaid expenses	8,012	(6,275)
Increase (decrease) in accounts payable and accrued expenses	30,121	-
Increase (decrease) in deferred revenue	11,462	10,406
Increase (decrease) in accrued interest expense	986	986

Net cash used in operating activities	(72,585)	(89,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,300)

Net cash used in investing activities	-	(5,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,000	103,000
Proceeds from cash advance on credit card	2,300	-
Proceeds from third party loan	-	2,888

Net cash provided by financing activities	27,300	105,888

Net increase (decrease) in cash	(45,285)	10,877

CASH, beginning of period	47,479	3,662

CASH, end of period	$ 2,194	$ 14,539
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 2,154	$ 446
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for prepaid services	$ 65,000	$ 60,000

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2016 is unaudited)

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” “Successor” or “Global”), was formed on May 11, 2015, under the laws of the State of Florida to reorganize Global Boatworks, LLC. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida.  The Company’s business activities to date have primarily consisted of the formation of a business plan for building luxury floating vessels on a barge bottom and initiating construction. On September 25, 2014, effective the close of business September 24, 2014, the Company acquired a luxury floating vessel from Financial Innovators Corp., (“Predecessor” or “Financial Innovators”), and operates it as a rental property, based in Boston harbor.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in the June 30, 2016 consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 filed in Form 10-K on March 30, 2016 with the U.S. Securities and Exchange Commission.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements involved the valuation of construction in progress, depreciable life of the luxury floating vessel, depreciable life of property and equipment, valuation of long lived assets, debt discounts, the valuation of common and preferred stock issued as compensation, and valuation allowance of deferred income tax benefit.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2016 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated net loss of  $467,298 through June 30, 2016. The Company had a net loss of $143,870 and used cash of $72,585 in operating activities in the six months ended June 30, 2016. The Company is expected to have increasing expenses as a result of becoming a publicly held company without immediate increases in revenues as they attempt to implement their plan of operations. Additionally, the Company is past due on the $151,700 note that was due July 9, 2016, of which the Company is currently negotiating an extension or modification. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the first two new style luxury floating vessels. It is also considering ways to monetize the value embedded in the luxury floating vessel it currently owns, either through a sale or a loan collateralized by this asset. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to continue its planned operations.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at June 30, 2016 (unaudited) or December 31, 2015.

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

(Information as to the six months ended June 30, 2016 is unaudited)

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

(Information as to the six months ended June 30, 2016 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h) Income Taxes

The LLC was a pass through entity for income tax purposes, therefore there is no income tax provision or liability for this entity through the Company’s incorporation date of May 11, 2015. As a result of the reorganization the Company became a taxable entity on May 11, 2015. Upon becoming a taxable entity, the Company began to use the asset and liability method of ASC 740 to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

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

As of June 30, 2016 tax years 2014 and 2015 for the LLC and 2015 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

i) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share  is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution.  There were no common stock equivalents for the period ended June 30, 2016 (unaudited) or December 31, 2015. The shares to be issued under the stock subscription receivable (see Note 8) are considered anti-dilutive.

j) Reclassifications

The Company reclassified $1,137 of expense from G&A to Cost of Revenues for the six months ended June 30, 2015 to more accurately reflect cost of revenues in conformity to the 2016 presentation.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2016 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k) Recent accounting pronouncements

The Company has considered recent accounting pronouncements during the preparation of these financial statements and does not expect any recent accounting pronouncements to have a material effect on its unaudited financial statements.

(4) CONSTRUCTION IN PROGRESS

Construction in progress represents the capitalized construction of its Luxuria floating vessel(s) being constructed for sale. At June 30, 2016 (unaudited), the Company has capitalized the $2,163 deposit made on the custom trusses to be used in the construction of its first Luxuria floating vessel as well as additional expenses which are directly attributed to the construction. The balance of construction in progress is $15,769 at June 30, 2016.

(5) PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at June 30, 2016 (unaudited) and December 31, 2015:

	June 30, 2016	December 31, 2015
Miss Leah floating vessel	$ 0	$ 0
Architectural plans	$ 12,766	$ 12,766
Less: accumulated depreciation and amortization	$ (456)	$ 0

Total PP&E	$ 12,310	$ 12,766

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

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and began amortizing the cost over their estimated useful life of seven years during the three months ended June 30, 2016.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2016 is unaudited)

(6) STOCKHOLDERS’ DEFICIT

At June 30, 2016 (unaudited) and December 31, 2015, the Company has 90,000,000 shares of par value $0.0001 common stock authorized and 7,620,000 (unaudited) and 6,720,000 issued and outstanding. At June 30, 2016 (unaudited) and December 31, 2015, respectively, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and zero of designated Series A issued and outstanding, respectively.

Effective February 16, 2016, we entered into an agreement (the Agreement) with StockVest, Inc., a Florida corporation that provides investor relations and public relations services. The agreement was amended on March 1, 2016. As amended, StockVest agreed to provide us with services from March 12, 2016 until June 12, 2016, in exchange for $500 and one hundred fifty thousand (150,000) shares of our restricted common stock.  We valued these shares at the price of $.10 per share, based on the most recent sale of common stock by the Company, or an aggregate of $15,000 upon issuance, which were recognized over the life of the contract.

In June 2016, the Company issued 250,000 shares of our restricted common stock to a related party consultant and principal stockholder in exchange for $25,000 of cash.

In the June 2016 the Company issued 500,000 shares of the Company’s common stock to a related party consultant and principal stockholder in exchange for prepaid services, valued at $50,000, or $0.10 per share based on the recent private placement, to be amortized at the rate of $4,167 per month. This was the second issuance as was required under this two year consulting agreement.

In June 2016 the Company issued 1,000,000 shares of redeemable Series A preferred stock to the Company’s founder and CEO. The Company recorded these shares at their redemption value of $1,000, which approximates fair value. The only rights and privileges of these shares is super voting rights, 1,000 votes for each preferred share and the right to redeem the shares for $1,000.

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

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with a maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. (See note 8) Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2016 is unaudited)

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

c) Common stock subscription agreement

In the last quarter of 2014, as memorialized in May 2015, the Company received a stock subscription agreement from a now former officer and director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $0.167 per share. Through June 30, 2016 (unaudited) this former officer and director has contributed $55,000 and received 330,000 shares, respectively.

d) Payments to related parties during each period of operations presented:

	Six Months ended June 30, 2016	Six Months ended June 30, 2015
	(Unaudited)	(Unaudited)
Commissions - daughter of founder	$ 2,640	$ 1,444

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2016 is unaudited)

(10) SHORT TERM DEBT

On July 9, 2015, the company entered into a loan agreement in the amount of $151,700 with a shareholder. The company issued 250,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $25,000, or $0.10 per share (based on the recent private placement sales) was recorded as a discount and is being amortized at a rate of $2,083 per month over the life of the loan. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 were deducted from the proceeds of the loan. These are being amortized each month at the rate of $1,250 and $142 over the life of the loan, respectively. We are obligated to pay the principal and interest due on July 9, 2016, which is past due as of the date of this filing. The loan is secured by the Miss Leah, our company owned vessel. The note balance at June 30, 2016, is $151,700 net of the discount of $0. The Company is currently negotiating an extension or modification of this note.

(11) COMMITMENTS AND CONTINGENCIES

a)  Leases

We occupy dockage space pursuant to an agreement with Safe Harbor Marina Bay, LLC dated January 29, 2016. We pay annual rents of $15,454. The agreement automatically renews on November 15th of each year. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary.

b) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2016 (unaudited), there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

c) Investment Banking Agreement

In February 2016 the Company entered into a 2-year investment banking agreement to raise capital. Pursuant to this agreement the Company is obligated to pay a cash success fee between 6% and 10%, depending on the amount raised as well as issue common stock in the amount of 4% of the amount raised.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2016 is unaudited)

(12) SUBSEQUENT EVENTS

a) Convertible Debt

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company received $225,500 in cash under a six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $250,000 and a subsequent $250,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. This OID will be recorded as a discount to the note and amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees and $22,500 of commission which was withheld from the initial $250,000 draw, both of which will also be recorded as debt discounts to the note and amortized over the six month life of the note. Also, the Company is required to issue 100,000 shares of restricted common stock which will be valued at $0.10 per share based on recent sales of similar restricted common shares and recorded as a discount to the note and amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe.

In event of default the note at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

The Company is obligated to issue up to 27,778 shares of common stock under the Investment Banking Agreement as a result of entering into the Convertible Debt. These shares are calculated and valued at $0.36 per share (the closing price of the shares on Thursday, August 12, 2016, the date the Convertible Debt closed.)

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2016 is unaudited)

The total note is convertible into common stock upon an event of default as follows:

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below). Conversion notices in the form attached hereto as Exhibit A (each, a “Conversion Notice”) may be effectively delivered to Company by any method of Lender’s choice (including but not limited to facsimile, email, mail, overnight courier, or personal delivery), and all Conversions shall be cash-less and not require further payment from Lender.

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 60% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the twenty (20) Trading Days immediately preceding the applicable Conversion. Additionally, if at any time after the Effective Date, the Conversion Shares are not DTC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. Finally, in addition to the Default Effect, if any Major Default occurs after the Effective Date (other than an Event of Default for failure to pay the Conversion Eligible Outstanding Balance on the Maturity Date), the Conversion Factor shall automatically be reduced for all future Conversions by an additional 5% for each of the first three (3) Major Defaults that occur after the Effective Date (for the avoidance of doubt, each occurrence of any Major Default shall be deemed to be a separate occurrence for purposes of the foregoing reductions in Conversion Factor, even if the same Major Default occurs three (3) separate times). For example, the first time the Conversion Shares are not DTC Eligible, the Conversion Factor for future Conversions thereafter will be reduced from 60% to 55% for purposes of this example. If, thereafter, there are three (3) separate occurrences of a Major Default pursuant to Section 4.1(a), then for purposes of this example the Conversion Factor would be reduced by 5% for the first such occurrence, and so on for each of the second and third occurrences of such Major Default.

Due to the variable conversion terms, the embedded conversion option will be bifurcated and recorded as a derivative liability at fair value.

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

Three (3) Months Ended June 30, 2016 and 2015

We had revenues of $12,640 and $5,951 for the three (3) months ended June 30, 2016 and 2015, respectively, or a one hundred twelve point four percent (112.4%) increase.

Cost of revenues was $4,644 compared to $2,774 for the three (3) months ended June 30, 2016 and 2015, respectively, or a sixty seven point four percent (67.4%) increase. This increase was primarily due to an increase in marina fees.

Gross margin was $7,996 and $3,177 for the three (3) months ended June 30, 2016 and 2015, respectively.

General and administrative expenses were $38,100 compared to $29,304 for the three (3) months ended June 30, 2016 and 2015, respectively, an increase of thirty percent (30.0%). General and administrative expenses are principally composed of public company expenses, insurance, maintenance, officer pay and travel. The primary increases were in public company expenses.

Our professional fees were $28,583 compared to $45,040 for the three (3) months ended June 30, 2016 and 2015, respectively. This decrease is the result of the completion of the process of preparing for a public offering.

Our interest expense was $11,612 compared to $763 for the three (3) months ended June 30, 2016 and 2015, respectively, an increase of $10,849 or one thousand four hundred twenty-two percent (1,422%). This increase is due to the interest expense accrued on the payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and loan discount on our short term loan received in July 2015.

We recorded a net loss of ($70,755) compared to ($71,930) for the three (3) months ended June 30, 2016 and 2015, respectively.

Six (6) Months Ended June 30, 2016 and 2015

We had revenues of $12,640 and $5,951 for the six (6) months ended June 30, 2016 and 2015, respectively, or a one hundred twelve point four percent (112.4%) increase.

Cost of revenues was $8,075 compared to $4,282 for the six (6) months ended June 30, 2016 and 2015, respectively, or a eighty eight point six percent (88.6%) increase. This increase was primarily due to an increase in marina fees.

Gross margin was $4,565 and $1,669 for the six (6) months ended June 30, 2016 and 2015, respectively.

General and administrative expenses were $72,916 compared to $52,375 for the six (6) months ended June 30, 2016 and 2015, respectively, an increase of thirty nine point two percent (39.2%). General and administrative expenses are principally composed of public company expenses, insurance, maintenance, officer pay and travel. The primary increases were in public company expenses.

Our professional fees were $52,059 compared to $67,690 for the six (6) months ended June 30, 2016 and 2015, respectively. This decrease is the result of the completion of the process of preparing for a public offering.

Our interest expense was $23,004 compared to $1,432 for the six (6) months ended June 30, 2016 and 2015, respectively, an increase of $21,572 or one thousand five hundred six percent (1,506%). This increase is due to the interest expense accrued on the payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and loan discount on our short term loan received in July 2015.

We recorded a net loss of ($143,870) compared to ($119,828) for the six (6) months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources Cash Flow Activities

Cash Flow Activities

Our cash decreased $45,285 for the six months ended June 30, 2016. This decrease was primarily the result of our net operating cash flow use of $72,585.

Financing Activities

During the six (6) months ended June 30, 2016 we funded our working capital requirements principally through the use of cash on hand and the sale of common stock to a related party.

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

As of June 30, 2016, we had cash on hand of $2,194 for our operational needs. As of August 15, 2016 our cash balance was approximately $227,000. Currently, our operating expenses are approximately $12,500 per month. We were obligated to repay an outstanding loan in one lump payment in the amount of $151,700 on July 9, 2016, which is past due as of the date of this filing. . If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately zero (0) months before repayment of the $151,700 due on July 9, 2016. The Company is currently negotiating an extension or modification of this note.

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

Our first barge bottom was delivered in mid-February 2016. It was constructed by the stockholder with the existing October 2014 $250,000 subscription agreement and we expect to issue common stock under this subscription agreement in exchange for the transfer of the barge bottom to us. The valuation is currently under negotiation, as since this is the first one being built we had to give the subscriber some flexibility to build it to our specifications, which may cost them more than we have projected.

Our cash balance at June 30, 2016 was approximately $2,200, which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of approximately $467,000 from inception to June 30, 2016. A portion of this accumulated deficit is the result of a non-cash expense which resulted from the amortization of our issuance of common stock in exchange for prepaid services. In addition, approximately $70,000 of cash expense is directly attributable to the filing of our Form S-1.

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

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company received $225,500 in cash under a six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $250,000 and a subsequent $250,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. This OID will be recorded as a discount to the note and amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees and $22,500 of commission which was withheld from the initial $250,000 draw, both of which will also be recorded as debt discounts to the note and amortized over the six month life of the note. Also, the Company is required to issue 100,000 shares of restricted common stock which will be valued at $0.10 per share based on recent restricted sales of similar common shares and recorded as a discount to the note and amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe.

In event of default the note at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below). Conversion notices in the form attached hereto as Exhibit A (each, a “Conversion Notice”) may be effectively delivered to Company by any method of Lender’s choice (including but not limited to facsimile, email, mail, overnight courier, or personal delivery), and all Conversions shall be cash-less and not require further payment from Lender.

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 60% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the twenty (20) Trading Days immediately preceding the applicable Conversion. Additionally, if at any time after the Effective Date, the Conversion Shares are not DTC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. Finally, in addition to the Default Effect, if any Major Default occurs after the Effective Date (other than an Event of Default for failure to pay the Conversion Eligible Outstanding Balance on the Maturity Date), the Conversion Factor shall automatically be reduced for all future Conversions by an additional 5% for each of the first three (3) Major Defaults that occur after the Effective Date (for the avoidance of doubt, each occurrence of any Major Default shall be deemed to be a separate occurrence for purposes of the foregoing reductions in Conversion Factor, even if the same Major Default occurs three (3) separate times). For example, the first time the Conversion Shares are not DTC Eligible, the Conversion Factor for future Conversions thereafter will be reduced from 60% to 55% for purposes of this example. If, thereafter, there are three (3) separate occurrences of a Major Default pursuant to Section 4.1(a), then for purposes of this example the Conversion Factor would be reduced by 5% for the first such occurrence, and so on for each of the second and third occurrences of such Major Default.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending June 30, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2016, the Board of Directors of the Company approved the issuance of 1,000,000 shares of its Series A Preferred Stock to Robert J. Rowe, the Company’s Chief Executive Officer, President, Director and controlling Shareholder. Both before and after the issuance of the 1,000,000 shares of Series A Preferred Stock to Mr.  Rowe, Mr. Rowe had the ability to control the outcome of all matters submitted to a vote of the Company’s common stockholders.

In June 2016, the Company issued 250,000 shares of our restricted common stock to a related party consultant and principal stockholder in exchange for $25,000 of cash.

In the June 2016 the Company issued 500,000 shares of the Company’s common stock to a related party consultant in exchange for prepaid services, valued at $50,000, or $0.10 per share based on the recent private placement, to be amortized at the rate of $4,167 per month. This was the second issuance as was required under this two year consulting agreement.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company received $225,500 in cash under a six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $250,000 and a subsequent $250,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. This OID will be recorded as a discount to the note and amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees and $22,500 of commission which was withheld from the initial $250,000 draw, both of which will also be recorded as debt discounts to the note and amortized over the six month life of the note. Also, the Company is required to issue 100,000 shares of restricted common stock which will be valued at $0.10 per share based on recent sales of similar restricted common shares and recorded as a discount to the note and amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe.

In event of default the note at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

The total note is convertible into common stock upon an event of default as follows:

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below). Conversion notices in the form attached hereto as Exhibit A (each, a “Conversion Notice”) may be effectively delivered to Company by any method of Lender’s choice (including but not limited to facsimile, email, mail, overnight courier, or personal delivery), and all Conversions shall be cash-less and not require further payment from Lender.

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 60% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the twenty (20) Trading Days immediately preceding the applicable Conversion. Additionally, if at any time after the Effective Date, the Conversion Shares are not DTC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. Finally, in addition to the Default Effect, if any Major Default occurs after the Effective Date (other than an Event of Default for failure to pay the Conversion Eligible Outstanding Balance on the Maturity Date), the Conversion Factor shall automatically be reduced for all future Conversions by an additional 5% for each of the first three (3) Major Defaults that occur after the Effective Date (for the avoidance of doubt, each occurrence of any Major Default shall be deemed to be a separate occurrence for purposes of the foregoing reductions in Conversion Factor, even if the same Major Default occurs three (3) separate times). For example, the first time the Conversion Shares are not DTC Eligible, the Conversion Factor for future Conversions thereafter will be reduced from 60% to 55% for purposes of this example. If, thereafter, there are three (3) separate occurrences of a Major Default pursuant to Section 4.1(a), then for purposes of this example the Conversion Factor would be reduced by 5% for the first such occurrence, and so on for each of the second and third occurrences of such Major Default.

Due to the variable conversion terms, the embedded conversion option will be bifurcated and recorded as a derivative liability at fair value.

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

3.1	Certificate of Incorporation	S-1	7/10/15	3.1
3.2	By-Laws	S-1	7/10/15	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.3
3.4	By Laws	S-1	7/10/15	3.4
10.1	Employment Agreement Robert Rowe	S-1	7/10/15	10.1
10.2	Employment Agreement Leah Rowe	S-1	7/10/15	10.2
10.3	Promissory Note Global Boatworks LLC & Financial Innovators Corp	S-1	7/10/15	10.3
10.4	Agreement Between Global Boatworks Holdings Inc & Global Boatworks LLC	S-1	7/10/15	10.4
10.5	Agreement with Oceanside Equities	S-1	7/10/15	10.5
10.7	Agreement with Flagship Marine Bay LLC	S-1	8/7/15	10.7
10.8	Invoice Carlos Vilaca & Associates	S-1	8/7/15	10.8
10.9	Invoice Senator Group LLC	S-1	8/7/15	10.9
10.10	Richi Bramos Promissory Note	S-1	8/7/15	10.10
10.20	March 25, 2016 Amendment to the Agreement with Oceanside Equities	10-K	3/30/16	10.20
10.21	Tonaquint Stock Purchase Agreement and Note				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X

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

Dated: August 15, 2016