Form 10-Q/A
period 2016-06-30
Global Boatworks Holdings, Inc.
filed 2016-08-22
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

This amendment to the Company’s 10-Q filed on August 15, 2016 restates portions of the Company’s unaudited financial statements to reflect that subsequent to the issuance of the Company’s June 30, 2016 consolidated financial statements, management became aware that a legal invoice for services rendered in June should have been accrued during the three months ended June 30, 2016 in the amount of $14,040. The resulting effect of the restatement in 2016 is an increase in current liabilities of $14,040 and an increase in the net loss of $14,040.  Net loss per share amounts were not affected.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations (unaudited)

F-3

Consolidated Statement of Changes in Stockholders’ Deficit (unaudited)

F-4

Consolidated Statements of Cash Flows (unaudited)

F-5

Notes to Consolidated Financial Statements (unaudited)

F-6

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited – as restated)

CURRENT ASSETS
Cash	$ 2,194	$ 47,479
Construction in progress	15,769	2,163
Prepaid expenses	62,020	27,684

Total current assets	79,983	77,326

PROPERTY AND EQUIPMENT
Architectural plans, in progress, net of $456 and $0 amortization	12,310	12,766

Net property and equipment	12,310	12,766

Total Assets	$ 92,293	$ 90,092

LIABILITIES , TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 64,835	$ 20,674
Deferred revenue	11,462	-
Short-term loan, net of discount	151,700	139,198
Due to related party predecessor	3,888	3,888

Total current liabilities	231,885	163,760

LONG TERM LIABILITIES

Note payable for the floating vessel	100,000	100,000
Interest accrued on note payable for floating vessel	3,496	2,510

Total long term liabilities	103,496	102,510

Total Liabilities	335,381	266,270

Commitments and contingencies (see Note 11)

Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 and 0 issued and outstanding at June 30, 2016 and December 31, 2015, respectively ($1,000 stated redemption value)	1,000	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001; 10,000,000 shares authorized	-	-
Common stock, par $0.0001; 90,000,000 shares authorized; 7,620,000 and 6,720,000 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	762	672
Additional paid-in capital	236,488	146,578
Accumulated deficit	(481,338)	(323,428)

Total stockholders’ deficit	(244,088)	(176,178)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$ 92,293	$ 90,092

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 (as restated)	2015	2016 (as restated)	2015

REVENUES	$ 12,640	$ 5,951	$ 12,640	$ 5,951

COST OF REVENUES	4,644	2,774	8,075	4,282

GROSS MARGIN	7,996	3,177	4,565	1,669

OPERATING EXPENSES
General and administrative	38,100	29,304	72,916	52,375
Amortization	456	-	456	-
Professional fees	42,623	45,040	66,099	67,690

Total operating expenses	81,179	74,344	139,471	120,065

Loss from operations	(73,183)	(71,167)	(134,906)	(118,396)

Other income (expense)
Interest expense	(11,612)	(763)	(23,004)	(1,432)

Net loss	$ (84,795)	$ (71,930)	$ (157,910)	$ (119,828)

Net loss per weighted average common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Number of weighted average common shares outstanding - Basic and Diluted	6,985,385	6,103,626	6,869,176	5,734,586

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2015	-	$ -	6,720,000	$ 672	$ 146,578	$ (323,428)	$ (176,178)

Shares issued for prepaid services	-	-	650,000	65	64,935	-	65,000
Shares issued for cash	-	-	250,000	25	24,975	-	25,000
Net loss, six months ended June 30, 2016 (as restated)	-	-	-	-	-	(157,910)	(157,910)

ENDING BALANCE, June 30, 2016 (Unaudited) (as restated)	-	$ -	7,620,000	$ 762	$ 236,488	$ (481,338)	$ (244,088)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30,

(unaudited)

	2016 (as restated)	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (157,910)	$ (119,828)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Issuance of redeemable preferred stock for services	1,000	-
Amortization of architectural plans	456	-
Amortization of common stock issued for prepaid services	12,000	25,000
Amortization of prepaid interest	7,500	-
Amortization of loan discount	12,502	-
Amortization of prepaid loan fee	852	-
Changes in operating assets and liabilities
(Increase) decrease in Luxuria construction in progress	(13,606)	-
(Increase) decrease in prepaid expenses	8,012	(6,275)
Increase (decrease) in accounts payable and accrued expenses	44,161	-
Increase (decrease) in deferred revenue	11,462	10,406
Increase (decrease) in accrued interest expense	986	986

Net cash used in operating activities	(72,585)	(89,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,300)

Net cash used in investing activities	-	(5,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,000	103,000
Proceeds from cash advance on credit card	2,300	-
Proceeds from third party loan	-	2,888

Net cash provided by financing activities	27,300	105,888

Net increase (decrease) in cash	(45,285)	10,877

CASH, beginning of period	47,479	3,662

CASH, end of period	$ 2,194	$ 14,539
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 2,154	$ 446
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for prepaid services	$ 65,000	$ 60,000

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2016 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated net loss of   $481,338 through June 30, 2016. The Company had a net loss of $157,910 and used cash of $72,585 in operating activities in the six months ended June 30, 2016. The Company is expected to have increasing expenses as a result of becoming a publicly held company without immediate increases in revenues as they attempt to implement their plan of operations. Additionally, the Company is past due on the $151,700 note that was due July 9, 2016, of which the Company is currently negotiating an extension or modification. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the first two new style luxury floating vessels. It is also considering ways to monetize the value embedded in the luxury floating vessel it currently owns, either through a sale or a loan collateralized by this asset. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to continue its planned operations.

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

c) Common stock subscription agreement

In the last quarter of 2014, as memorialized in May 2015, the Company received a stock subscription agreement from a now former officer and director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, such as labor and materials for the construction of the barge bottom, or $0.167 per share. Through June 30, 2016 this former officer and director has contributed $55,000 and received 330,000 shares, respectively. Through June 30, 2016 no invoices have been received by the Company relating to the construction of the first barge bottom and the valuation thereof is still under negotiations with the former officer and director.

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

d) Common stock subscription agreement

In the last quarter of 2014, as memorialized in May 2015, the Company received a stock subscription agreement from a now former officer and director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, such as labor and materials for the construction of the barge bottom, or $0.167 per share. Through June 30, 2016 this former officer and director has contributed $55,000 and received 330,000 shares, respectively. Through June 30, 2016  no invoices have been received by the Company relating to the construction of the first barge bottom and the valuation thereof is still under negotiations with the former officer and director.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2016 is unaudited)

(12) SUBSEQUENT EVENTS

a) Convertible Debt

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company received $227,500 in cash under a six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $250,000 and a subsequent $250,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. This OID will be recorded as a discount to the note and amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees and $22,500 of commission which was withheld from the initial $250,000 draw, both of which will also be recorded as debt discounts to the note and amortized over the six month life of the note. Also, the Company is required to issue 100,000 shares of restricted common stock which will be valued at $0.10 per share based on recent sales of similar restricted common shares and recorded as a discount to the note and amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2016 is unaudited)

The total note is convertible into common stock upon an event of default as follows:

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below). Conversion notices may be effectively delivered to Company by any method of Lender’s choice (including but not limited to facsimile, email, mail, overnight courier, or personal delivery), and all Conversions shall be cash-less and not require further payment from Lender.

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

(13) RESTATEMENT

Subsequent to the issuance of the Company’s June 30, 2016 consolidated financial statements, management became aware that a legal invoice for services rendered in June should have been accrued during the three months ended June 30, 2016 in the amount of $14,040. The resulting effect of the restatement in 2016 is an increase in current liabilities of $14,040 and an increase in the net loss of $14,040.  Net loss per share amounts were not affected. Certain applicable portions of Notes 2 have also been revised accordingly and additional disclosure added to Note 11 related to a previously disclosed common stock subscription agreement.

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

Our professional fees were $42,623 compared to $45,040 for the three (3) months ended June 30, 2016 and 2015, respectively.

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

We recorded a net loss of ($84,795) compared to ($71,930) for the three (3) months ended June 30, 2016 and 2015, respectively.

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

Our professional fees were $66,099 compared to $67,690 for the six (6) months ended June 30, 2016 and 2015, respectively.

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

We recorded a net loss of ($157,910) compared to ($119,828) for the six (6) months ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016, we had cash on hand of $2,194 for our operational needs. As of August 15, 2016 our cash balance was approximately $227,500. Currently, our operating expenses are approximately $12,500 per month. We were obligated to repay an outstanding loan in one lump payment in the amount of $151,700 on July 9, 2016, which is past due as of the date of this filing. . If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately zero (0) months before repayment of the $151,700 due on July 9, 2016. The Company is currently negotiating an extension or modification of this note.

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

We have an accumulated deficit of approximately $481,000 from inception to June 30, 2016. A portion of this accumulated deficit is the result of a non-cash expense which resulted from the amortization of our issuance of common stock in exchange for prepaid services. In addition, approximately $70,000 of cash expense is directly attributable to the filing of our Form S-1.

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

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company received $227,500 in cash under a six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $250,000 and a subsequent $250,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. This OID will be recorded as a discount to the note and amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees and $22,500 of commission which was withheld from the initial $250,000 draw, both of which will also be recorded as debt discounts to the note and amortized over the six month life of the note. Also, the Company is required to issue 100,000 shares of restricted common stock which will be valued at $0.10 per share based on recent restricted sales of similar common shares and recorded as a discount to the note and amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe.

In event of default the note at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below). Conversion notices in the form may be effectively delivered to Company by any method of Lender’s choice (including but not limited to facsimile, email, mail, overnight courier, or personal delivery), and all Conversions shall be cash-less and not require further payment from Lender.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, we identified a material weakness in our controls. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

The material weakness in internal control over financial reporting resulted from the lack of controls which allowed for an invoice from outside legal counsel to be excluded.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending June 30, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, subsequent to the period ending June 30, 2016, after identifying the weakness in internal controls cited above, the Company has begun to implement new procedures to improve the effectiveness of our disclosure controls and procedures.

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

The total note is convertible into common stock upon an event of default as follows:

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below). Conversion notices in the form (each, a “Conversion Notice”) may be effectively delivered to Company by any method of Lender’s choice (including but not limited to facsimile, email, mail, overnight courier, or personal delivery), and all Conversions shall be cash-less and not require further payment from Lender.

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

Due to the variable conversion terms, the embedded conversion option will be bifurcated and recorded as a derivative liability at fair value.

Item 6.    Exhibits

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

3.1	Certificate of Incorporation	S-1	7/10/15	3.1
3.2	By-Laws	S-1	7/10/15	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.3
3.4	By Laws	S-1	7/10/15	3.4
10.1	Employment Agreement Robert Rowe	S-1	7/10/15	10.1
10.2	Employment Agreement Leah Rowe	S-1	7/10/15	10.2
10.3	Promissory Note Global Boatworks LLC & Financial Innovators Corp	S-1	7/10/15	10.3
10.4	Agreement Between Global Boatworks Holdings Inc & Global Boatworks LLC	S-1	7/10/15	10.4
10.5	Agreement with Oceanside Equities	S-1	7/10/15	10.5
10.7	Agreement with Flagship Marine Bay LLC	S-1	8/7/15	10.7
10.8	Invoice Carlos Vilaca & Associates	S-1	8/7/15	10.8
10.9	Invoice Senator Group LLC	S-1	8/7/15	10.9
10.10	Richi Bramos Promissory Note	S-1	8/7/15	10.10
10.20	March 25, 2016 Amendment to the Agreement with Oceanside Equities	10-K	3/30/16	10.20
10.21	Tonaquint Stock Purchase Agreement and Note				X
10.22	Investment Banking Agreement with Carter Terry				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X

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

Dated: August 22, 2016