Form 10-Q
period 2016-09-30
Global Boatworks Holdings, Inc.
filed 2016-11-17
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of  “ large accelerated filer, ”   “ accelerated filer”  and  “smaller reporting company ”  in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 15, 2016 we had 21,119,740 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$ 111,700	$ 47,479
Construction in progress	182,121	2,163
Prepaid expenses	44,310	27,684

Total current assets	338,131	77,326

PROPERTY AND EQUIPMENT
Architectural plans, net of $912 and $0 amortization	11,854	12,766

Net property and equipment	11,854	12,766

Total Assets	$ 349,985	$ 90,092

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 46,551	$ 20,674
Deferred revenue	2,518	-
Short-term loan, net of discount of $0 and $12,502	100,000	139,198
Short-term convertible note including premium	79,447	-
Short-term convertible note, net of discounts	83,716	-
Short-term loan from related party	200	-
Fair value of derivative liability	404,160	-
Due to related party predecessor	3,888	3,888

Total current liabilities	720,480	163,760

LONG TERM LIABILITIES

Note payable for the floating vessel	100,000	100,000
Interest accrued on note payable for floating vessel	3,989	2,510

Total long term liabilities	103,989	102,510

Total Liabilities	824,469	266,270

Commitments and contingencies (see Note 11)

Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000
and 0 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,000	-

STOCKHOLDERS’ DEFICIT

Preferred stock, par $0.0001; 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock, par $0.0001; 90,000,000 shares authorized; 8,987,000 and 6,720,000
Issued and outstanding at September 30, 2016 and December 31, 2015, respectively	899	672
Additional paid-in capital	379,071	146,578
Accumulated deficit	(855,454)	(323,428)

Total stockholders’ deficit	(475,484)	(176,178)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$ 349,985	$ 90,092

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements.

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES	$ 21,913	$ 23,350	$ 34,553	$ 29,301

COST OF REVENUES	3,510	4,278	11,585	8,560

GROSS MARGIN	18,403	19,072	22,968	20,741

OPERATING EXPENSES
General and administrative	40,537	31,886	113,453	84,261
Amortization	456	-	912	-
Professional fees	46,804	69,232	112,903	136,922

Total operating expenses	87,797	101,118	227,268	221,183

Loss from operations	(69,394)	(82,046)	(204,300)	(200,442)

Other income (expense)
Derivative expense	(161,124)	-	(161,124)	-
Change in fair value of derivative	(25,536)	-	(25,536)	-
Interest expense	(118,062)	(11,266)	(141,066)	(12,698)

Net loss	$ (374,116)	$ (93,312)	$ (532,026)	$ (213,140)

Net loss per weighted average common share	$ (0.05)	$ (0.01)	$ (0.07)	$ (0.04)

Number of weighted average common shares outstanding - Basic and Diluted	8,196,391	6,653,967	7,365,175	6,044,414

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements.

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2015	-	-	6,720,000	$ 672	$ 146,578	$ (323,428)	$ (176,178)

Shares issued for prepaid services	-	-	650,000	65	64,935	-	65,000
Shares issued for cash	-	-	1,050,000	105	80,895	-	81,000
Shares issued upon conversion of debt	-	-	42,000	4	4,028	-	4,032
Shares issued for assets	-	-	425,000	43	69,957	-	70,000
Shares issued as loan fee	-	-	100,000	10	9,990	-	10,000
Reclassification of debt premium upon debt conversion	-	-	-	-	2,688	-	2,688
Net loss, nine months ended September 30, 2016	-	-	-	-	-	(532,026)	(532,026)

ENDING BALANCE, September 30, 2016	-	$ -	8,987,000	$ 899	$ 379,071	$ (855,454)	$ (475,484)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements.

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30,

(unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (532,026)	$ (213,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial fair value of derivative	161,124	-
Change in fair value of derivative	25,536	-
Discount on debt settled by common stock issuance	34,467	-
Issuance of redeemable preferred stock for services	1,000	-
Amortization of architectural plans	912	-
Amortization of common stock issued for prepaid services	38,750	47,500
Amortization of debt discounts	96,218	-
Amortization of prepaid loan fee and interest	8,348	10,449
Changes in operating assets and liabilities
(Increase) decrease in Luxuria construction in progress	(109,958)	-
(Increase) decrease in prepaid expenses	1,276	(26,193)
Increase in accounts payable and accrued expenses	23,377	5,062
Increase in deferred revenue	2,518	1,259
Increase in accrued interest expense	1,479	1,479

Net cash used in operating activities	(246,979)	(173,584)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5,300)
Net cash used in investing activities	-	(5,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	81,000	182,000
Proceeds from cash advance on credit card	2,500	-
Proceeds from officer loan	200	-
Commissions paid on third party loan	(22,500)	-
Proceeds from third party loan	250,000	135,000

Net cash provided by financing activities	311,200	317,000

Net increase in cash	64,221	138,116

CASH, beginning of period	47,479	3,662

CASH, end of period	$ 111,700	$ 141,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 8,068	$ 794
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for prepaid services	$ 65,000	$ 60,000
Common stock issued for loan fee	$ 10,000	$ 25,000
Common stock issued to settle debt	$ 4,032	$ 0
Common stock issued to acquire assets	$ 70,000	$ 0
Modification of note to convertible note	$ 51,700	$ 0
Initial derivative value recorded as a discount	$ 217,500	$ 0
Reclassification of debt premium to equity	$ 2,688	$ -

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2016 is unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in the September 30, 2016 consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 filed in Form 10-K on March 30, 2016 with the U.S. Securities and Exchange Commission.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements involved the valuation of construction in progress, depreciable life of the luxury floating vessel, depreciable life of property and equipment, valuation of long lived assets, valuation of derivatives, the valuation of common and preferred stock issued as compensation, and valuation allowance of deferred income tax benefit.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2016 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit and stockholder’s deficit of  $855,454 and $475,484 at September 30, 2016. The Company had a net loss of $532,026 and used cash of $246,979 in operating activities in the nine months ended September 30, 2016. The Company is expected to have increasing expenses as a result of becoming a publicly held company without immediate increases in revenues as they attempt to implement their plan of operations. Additionally, the Company is past due on the $100,000 note that was due July 9, 2016, of which the Company is currently negotiating an extension or modification. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the first two new style luxury floating vessels. It is also considering ways to monetize the value embedded in the luxury floating vessel it currently owns, either through a sale or a loan collateralized by this asset. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to continue its planned operations.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at September 30, 2016 (unaudited) or December 31, 2015.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2016 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2016 and December 31, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

Level 3 – Embedded Derivative Liability

September 30, 2016	December 31, 2015
$ 404,160	$ -

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2016 were as follows:

Balance, December 31, 2015	$ -
Initial valuation	378,624
Change in fair value	25,536
Balance, September 30, 2016	$ 404,160

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2016 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

f) Revenue recognition

Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 605-45. Rental deposits from customers are recorded as deferred revenue and recognized over the rental period, (generally 7 days or less), once the rental period begins. Cost of Revenue includes the marina dockage fees and fees charged by the web site Homeaway, where the floating vessel is advertised for rent.

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

As of September 30, 2016 tax years 2014 and 2015 for the LLC and 2015 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2016 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

i) Net loss per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. The shares to be issued under the stock subscription receivable (see Note 8) are considered anti-dilutive. At September 30, 2016, there were 1,532,740 common stock equivalents relating to the $47,668 convertible note that were not included in the computation of diluted shares since they were antidilutive. (See Notes 10 and 13).

j) Recent accounting pronouncements

The Company has considered recent accounting pronouncements during the preparation of these unaudited financial statements and does not expect any recent accounting pronouncements to have a material effect on its unaudited financial statements.

(4) CONSTRUCTION IN PROGRESS

Construction in progress represents the capitalized construction of its Luxuria floating vessel(s) being constructed for sale. At September 30, 2016 (unaudited), the Company has capitalized the $2,163 deposit made on the custom trusses to be used in the construction of its first Luxuria floating vessel as well as additional expenses which are directly attributed to the construction. In August 2016, the Company issued 425,000 shares of common stock valued at $70,000 in payment of the construction of the barge bottom for the first Luxuria. The balance of construction in progress is $182,121 at September 30, 2016. (See Notes 6 and 8(c))

(5) PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at September 30, 2016 (unaudited) and December 31, 2015:

	September 30, 2016	December 31, 2015
Miss Leah floating vessel	$ -	$ -
Architectural plans	$ 12,766	$ 12,766
Less: accumulated depreciation and amortization	$ (912)	$ -

Total PP&E	$ 11,854	$ 12,766

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

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and began amortizing the cost over their estimated useful life of seven years beginning April 1, 2016.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2016 is unaudited)

(6) STOCKHOLDERS’ DEFICIT

At September 30, 2016 (unaudited) and December 31, 2015, the Company has 90,000,000 shares of par value $0.0001 common stock authorized and 8,987,000 (unaudited) and 6,720,000 issued and outstanding. At September 30, 2016 (unaudited) and December 31, 2015, respectively, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and zero of designated redeemable preferred stock Series A issued and outstanding, respectively.

Effective February 16, 2016, we entered into an agreement (the Agreement) with StockVest, Inc., a Florida corporation that provides investor relations and public relations services. The agreement was amended on March 1, 2016. As amended StockVest agreed to provide us with services from March 12, 2016 until June 12, 2016, in exchange for $500 and one hundred fifty thousand (150,000) shares of our restricted common stock. We valued these shares at the price of $.10 per share, based on the most recent sale of common stock by the Company, or an aggregate of $15,000 upon issuance, which was recognized over the life of the contract.

In June 2016, the Company issued 250,000 shares of our restricted common stock to a related party consultant and principal stockholder in exchange for $25,000 of cash.

In the June 2016 the Company issued 500,000 shares of the Company’s common stock to a related party consultant and principal stockholder in exchange for one year of prepaid services, valued at $50,000, or $0.10 per share based on the recent private placement, to be amortized at the rate of $4,167 per month. This was the second issuance as was required under this two year consulting agreement.

In June 2016 the Company issued 1,000,000 shares of redeemable Series A preferred stock to the Company’s founder and CEO. The Company recorded these shares at their redemption value of $1,000 which approximates fair value. The only rights and privileges of these shares is super voting rights, 1,000 votes for each preferred share and the right to redeem the shares for $1,000.

In August 2016 the Company issued 100,000 shares of our restricted common stock as a loan fee recorded as a discount valued at the  price of $10,000 or $0.10 per share based on recent stock sales on a new short-term loan, which is being amortized over the life of the loan  (See note 10).

In August 2016, the Company issued 200,000 shares of our restricted common stock to a related party consultant and principal stockholder in exchange for $20,000 of cash.

In August 2016, the Company issued 425,000 shares of our restricted common stock to a former officer and director in exchange for the construction of the barge bottom for Luxuria I, delivered in February, valued at $70,000. (See notes 4 and 8(c))

In August 2016, the Company issued 600,000 shares of our restricted common stock in exchange for $36,000 of cash.

In August 2016, the Company issued 42,000 shares of our common stock upon conversion of $4,032 of debt. (See note 10) Related premium of $2,688 was reclassified to additional paid in capital.

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

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with a maturity date of

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2016 is unaudited)

(7) RENTAL PROPERTY AND RELATED NOTE PAYABLE, continued

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

c) Common stock subscription agreement

In the last quarter of 2014, as memorialized in May 2015, the Company received a stock subscription agreement from a now former officer and director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, such as labor and materials for the construction of the barge bottom, or $0.167 per share. Through September 30, 2016 this former officer and director has contributed $55,000 and received 330,000 shares, respectively. In August 2016 pursuant to an executed agreement, the Company issued 425,000 shares of our restricted common stock to this former officer and director in exchange the construction of the barge bottom for Luxuria I, delivered in February, valued at $70,000. (See notes 4, 6 and 11b)

d) Payments to related parties during each period of operations presented:

	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
	(Unaudited)	(Unaudited)
Commissions - daughter of founder	$ 3,440	$ 2,640

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2016 is unaudited)

(10) SHORT TERM LOAN AND SHORT TERM CONVERTIBLE NOTE INCLUDING PREMIUM

On July 9, 2015, the company entered into a loan agreement in the amount of $151,700 with a shareholder. The company issued 250,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $25,000, or $0.10 per share (based on the recent private placement sales) was recorded as a discount and is being amortized at a rate of $2,083 per month over the life of the loan. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 were deducted from the proceeds of the loan. These were amortized each month at the rate of $1,250 and $142 over the life of the loan, respectively. We are obligated to pay the principal and interest due on July 9, 2016, which is past due as of the date of this filing. The loan is secured by the Miss Leah, our company owned vessel. The note balance at September 30, 2016, is $100,000 net of the discount of $0. The note holder sold $51,700 of this note to a third party in August 2016, and the Company modified the new $51,700 note to add a conversion feature at a conversion rate of 60% of the trading price of the Company’s common stock. This note is considered stock settled debt and accordingly the Company recorded a premium on the debt of $34,467as a charge to interest expense on the modification date. This third party converted $4,032 of this in exchange for 42,000 shares in August 2016, and $2,688 of the premium was reclassified to additional paid in capital. The Company paid $6,000 in interest to the original holder during the third quarter 2016. The Company is currently negotiating an extension or modification of the remaining balance of the note.

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

b) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2016 (unaudited), there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations other than as follows: Under an executed agreement we issued 425,000 common shares to settle a $70,000 amount due to a vendor. The vendor subsequently made a demand for additional shares. This matter has not been resolved as of the date of this report. (see notes 6 and 8(c))

c) Investment Banking Agreement

In February 2016 the Company entered into a two year investment banking agreement to raise capital. Pursuant to this agreement the Company is obligated to pay a cash success fee between 6% and 10%, depending on the amount raised as well as issue common stock in the amount of 4% of the amount raised.

d) Common stock subscription agreement

In the last quarter of 2014, as memorialized in May 2015, the Company received a stock subscription agreement from a now former officer and director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, such as labor and materials for the construction of the barge bottom, or $0.167 per share. Through June 30, 2016 this former officer and director has contributed $55,000 and received 330,000 shares, respectively. In August 2016, the Company issued 425,000 shares of our restricted common stock to a former officer and director in exchange the construction of the barge bottom for Luxuria I, delivered in February, valued at $70,000, pursuant to an executed agreement.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2016 is unaudited)

(12) SHORT TERM CONVERTIBLE NOTE, NET OF DISCOUNTS

Convertible debt was as follows at September 30, 2016:

Convertible debt	$ 305,000
Less: unamortized debt discounts	(221,284)

Total convertible debt, net	$ 83,716

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and is being amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which were also recorded as debt discounts and are being amortized over the six month life of the note. The stock fee due under the investment banking agreement was waived. Also, the Company is required to issue 100,000 shares of restricted common stock which was valued at $0.10 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note will carry an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

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

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 60% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the twenty (20) Trading Days immediately preceding the applicable Conversion. Additionally, if at any time after the Effective Date, the Conversion Shares are not DTC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. Finally, in addition to the Default Effect, if any Major Default occurs after the Effective Date (other than an Event of Default for failure to pay the Conversion Eligible Outstanding Balance on the Maturity Date), the Conversion Factor shall automatically be reduced for all future Conversions by an additional 5% for each of the first three (3) Major Defaults that occur after the Effective Date (for the avoidance of doubt, each occurrence of any Major Default shall be deemed to be a separate occurrence for purposes of the foregoing reductions in Conversion Factor, even if the same Major Default occurs three (3) separate times). For example, the first time the Conversion Shares are not DTC Eligible, the Conversion Factor for future Conversions thereafter will be reduced from 60% to 55% for purposes of this example. If, thereafter, there are three (3) separate occurrences of a Major Default pursuant to Section 4.1(a), then for purposes of this example the Conversion Factor would be reduced by 5% for the first such occurrence, and so on for each of the second and third occurrences of such Default.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2016 is unaudited)

(12) SHORT TERM CONVERTIBLE NOTE, NET OF DISCOUNTS, continued

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense with a subsequent change in fair value to $404,160 at September 30, 2016.

(13) SUBSEQUENT EVENTS

In October 2016, the Company issued 600,000 shares of our restricted common stock in exchange for $36,000 of cash.

In October and November 2016, the Company issued 1,532,740 shares of our common stock upon conversion of $47,668 under the short term note including premium. Premium of $31,779 was reclassified to additional paid in capital.

In November 2016, the Company issued 10,000,000 shares of restricted common stock to the CEO for services valued at $577,700, or $0.0577 per share, the trading price of the shares on the day the legal obligation to issue the shares arose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were founded in June of 2014 to commercialize luxury living vessels. We plan to generate revenues from the sale of and rental of the vessels initially in South Florida. Our newly developed Luxuria model features a South Florida modern style, and is approximately one thousand eight hundred (1,800) square feet under air. The vessel offers amenities typically found in a luxury home.

Three (3) Months Ended September 30, 2016 and 2015

We had revenues of $21,913 and $23,350 for the three (3) months ended September 30, 2016 and 2015, respectively, or a six point two percent (6.2%) decrease.

Cost of revenues was $3,510 compared to $4,278 for the three (3) months ended September 30, 2016 and 2015, respectively, or an eighteen percent (18%) decrease. This decrease was primarily due to an decrease in Homeaway fees.

Gross margin was $18,403 and $19,072 for the three (3) months ended September 30, 2016 and 2015, respectively.

General and administrative expenses were $40,537 compared to $31,886 for the three (3) months ended September 30, 2016 and 2015, respectively, an increase of twenty seven point one percent (27.1%). General and administrative expenses are principally composed of public company expenses, insurance, maintenance, officer pay and travel. The primary increases were in public company expenses.

Our professional fees were $46,804 compared to $69,232 for the three (3) months ended September 30, 2016 and 2015, respectively, a decrease of 30%. The decrease was primarily related to the completion of our S-1 filing in the fourth quarter 2015.

Our interest expense was $118,062 compared to $11,266 for the three (3) months ended September 30, 2016 and 2015, respectively, an increase of $106,796 or nine hundred forty-eight percent (948%). This increase is due to the interest expense accrued on the payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and other loan discounts on our short term loan received in August 2016.

We recorded a net loss of ($374,116) compared to ($93,312) for the three (3) months ended September 30, 2016 and 2015, respectively.

Nine (9) Months Ended September 30, 2016 and 2015

We had revenues of $34,553 and $29,301 for the nine (9) months ended September 30, 2016 and 2015, respectively, or a seventeen point nine percent (17.9%) increase.

Cost of revenues was $11,585 compared to $8,560 for the nine (9) months ended September 30, 2016 and 2015, respectively, or a thirty five point three percent (35.3%) increase. This increase was primarily due to an increase in marina fees.

Gross margin was $22,968 and $20,741 for the nine (9) months ended September 30, 2016 and 2015, respectively.

General and administrative expenses were $113,453 compared to $84,261 for the nine (9) months ended September 30, 2016 and 2015, respectively, an increase of thirty four point six percent (34.6%). General and administrative expenses are principally composed of public company expenses, insurance, maintenance, officer pay and travel. The primary increases were in public company expenses.

Our professional fees were $112,903 compared to $136,922 for the nine (9) months ended September 30, 2016 and 2015, respectively, a decrease of seventeen percent (17%). The decrease was primarily related to the completion of our S-1 filing in the fourth quarter 2015.

Our interest expense was $141,066 compared to $12,698 for the nine (9) months ended September 30, 2016 and 2015, respectively, an increase of $128,368 or one thousand eleven percent (1,011%). This increase is due to the interest expense accrued on the payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee, other and loan discounts on our short term loan received in August 2016.

We recorded a net loss of ($532,026) compared to ($213,140) for the nine (9) months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources Cash Flow Activities

Cash Flow Activities

Our cash increased $64,221 for the nine months ended September 30, 2016. This increase was primarily the result of our short term loan received in August 2016.

Financing Activities

During the nine (9) months ended September 30, 2016 we funded our working capital requirements principally through the short term loan received in August 2016 and the sale of common stock.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, prepaid expenses, payables, accrued expenses and loans. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Revenue Recognition

Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Rental deposits from customers are recorded as deferred revenue and recognized over the rental period, (generally 7 days or less), once the rental period begins. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the marina dockage fees and fees charged by the web site Homeaway, where the floating vessel is advertised for rent.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 j) of Notes to the unaudited consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. At present, we expect to generate revenue from this vessel as a short-term vacation rental in the future. We listed this vessel for sale in June of 2015.

As of September 30, 2016, we had cash on hand of $111,700 for our operational needs. Currently, our operating expenses are approximately $12,500 per month. We were obligated to repay an outstanding loan in one lump payment in the amount of $151,700 on July 9, 2016, which is past due as of the date of this filing. In September 2016, $51,700 of this loan balance was sold by the holder to a third party, who has converted the entire balance into 1,574,740 shares of our common stock as of November 4, 2016. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately nine (9) months before repayment of the $100,000 balance due. The Company is currently negotiating an extension or modification of this note.

We plan to focus our future efforts on commercializing luxury living vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015. Luxuria will be approximately one thousand eight hundred (1,800) square feet, with two (2) bedrooms and bathrooms, and sleeps up to six (6) people.

We plan to use the Luxuria as a short-term vacation rental property in South Florida and for outright sale. We believe that using the Luxuria as a short-term vacation rental in South Florida could provide a year round source of cash flow and a model for future custom build orders.

While rental of the Miss Leah presently and Luxuria in the future, are expected to provide a relatively steady revenue stream to us, the construction and sale of custom designed and built luxury floating vessels are expected to generate significantly greater revenues and potential profits.

We located Lauderdale Marine Center to construct the Luxuria models at the price of approximately $550,000 per vessel. As of September 30, 2016, we have expended $182,121 for the construction of Luxuria I, of which $70,000 was a non-cash payment in common stock of the Company.

We anticipate that each vessel will cost approximately $550,000 to construct. Construction will take between five (5) to seven (7) months, per vessel. We will require additional funds to develop and carry out our future plans including construction of our first vessel which is approaching 50% completion. We plan to begin marketing each vessel when manufacturing commences.

Our first barge bottom was delivered in mid-February 2016. It was constructed by the stockholder with the existing October 2014 $250,000 subscription agreement and we expected to issue common stock under this subscription agreement in exchange for the transfer of the barge bottom to us. Pursuant to an executed agreement, we issued 425,000 shares of our common stock as payment for this barge bottom, valued at $70,000, or $0.16 per share, under an agreement dated August 11, 2016, at which time the market price of the stock was $0.36 per share. This party has not accepted the stock certificate and recently informed the Company that they want to renegotiate since the market price of the common stock has fallen to $0.085 per share.

Our cash balance at September 30, 2016 was $111,700, which is approximately nine (9) months of net cash outflow.

We have an accumulated deficit of $855,454 from inception to September 30, 2016. A portion of this accumulated deficit are non-cash expenses, which resulted from the amortization of our issuance of common stock in exchange for prepaid services and the amortization of prepaid interest and discounts related to the short-term debt and the value of the resultant embedded derivative. In addition, approximately $70,000 of cash expense is directly attributable to the filing of our Form S-1.

Our independent registered public accountant has included a going concern explanatory paragraph in their audit opinion for the periods through December 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve (12) months.

Our company owned vessel, the Miss Leah, is listed for sale at the price of $400,000. If sold, the proceeds will provide sufficient capital to construct one Luxuria model. The retail price of the Luxuria is between $1,200,000 and $1,400,000. The subsequent sale of the Luxuria vessel would provide sufficient capital to construct two more Luxuria models. The sale of two (2) additional Luxuria models would provide sufficient net cash to construct four (4) Luxuria models.

Our future plans are contingent upon the receipt of capital from either: (i) the receipt of at least $500,000 from the sale of our securities or (ii) the sale of our company owned vessel.

Until such time as the Miss Leah is sold, we will continue to rent the vessel on a short term basis. We plan to market the Luxuria models to yacht brokers, real estate brokers and boat dealerships.

Should we receive funding of $500,000 from the sale of our securities we plan to construct a second Luxuria vessel.

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and is being amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which were also recorded as debt discounts and are being amortized over the six month life of the note. Also, the Company is required to issue 100,000 shares of restricted common stock which was valued at $0.10 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note will carry an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense with a subsequent change in fair value to $404,160 at September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three-month period ending September 30, 2016, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:OTHER INFORMATION

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and is being amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which were also recorded as debt discounts and are being amortized over the six month life of the note. The stock fee due under the investment banking agreement was waived. Also, the Company is required to issue 100,000 shares of restricted common stock which was valued at $0.10 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note will carry an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

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

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 60% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the twenty (20) Trading Days immediately preceding the applicable Conversion. Additionally, if at any time after the Effective Date, the Conversion Shares are not DTC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. Finally, in addition to the Default Effect, if any Major Default occurs after the Effective Date (other than an Event of Default for failure to pay the Conversion Eligible Outstanding Balance on the Maturity Date), the Conversion Factor shall automatically be reduced for all future Conversions by an additional 5% for each of the first three (3) Major Defaults that occur after the Effective Date (for the avoidance of doubt, each occurrence of any Major Default shall be deemed to be a separate occurrence for purposes of the foregoing reductions in Conversion Factor, even if the same Major Default occurs three (3) separate times). For example, the first time the Conversion Shares are not DTC Eligible, the Conversion Factor for future Conversions thereafter will be reduced from 60% to 55% for purposes of this example. If, thereafter, there are three (3) separate occurrences of a Major Default pursuant to Section 4.1(a), then for purposes of this example the Conversion Factor would be reduced by 5% for the first such occurrence, and so on for each of the second and third occurrences of such Default.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

In October 2016, the Company issued 600,000 shares of our restricted common stock in exchange for $36,000 of cash.

In October and November 2016, the Company issued 1,532,740 shares of our common stock upon conversion of $47,668 under the short term note including premium.

In November 2016, the Company issued 10,000,000 shares of restricted common stock to the CEO for services valued at $577,700, or $0.0577 per share, the trading price of the shares on the day the legal obligation to issue the shares arose.

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

Dated: November 17, 2016