Form 10-K
period 2016-12-31
Global Boatworks Holdings, Inc.
filed 2017-03-31
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2016:

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

Yes [  ]  No [X]

As of December 31, 2016, and March 31, 2017 we had 21,333,629 and 22,789,740 shares of common stock $.0001 par value outstanding.

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

Overview

We are incorporated in the state of Florida on May 11, 2015, to acquire our wholly owned subsidiary Global Boatworks, LLC, a Florida limited liability company formed on June 16, 2014, to commercialize upscale stationary vessels built on a barge bottom. We own two (2) vessels, the Miss Leah, which we acquired from a related party on September 25, 2014, as a prototype and to operate as a short term rental in Boston Harbor, Massachusetts and Luxuria I, which was completed subsequent to year-end.

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

For the years ended December 31, 2015, and December 31, 2016, we had a net loss of $316,558 and $1,281,483 respectively. For the years ended December 31, 2015, and December 31, 2016, we had revenues of $31,714 and $37,072 respectively from short term rentals of our vessel in Boston Harbor, Massachusetts.

Our operations to date and those of Global Boatworks, LLC, our wholly owned subsidiary include:

•

development of our business plan;

•

acquisition of our company owned vessel, the Miss Leah;

•

locating designers for our Luxuria models;

•

completing the design of our Luxuria models;

•

identifying amenities to be offered with the Luxuria models;

•

construction of the Luxuria I vessel, which was completed subsequent to year-end;

•

developing and implementing marketing strategies;

•

marketing the short term rental of the Miss Leah on Home Away and Vacation Rentals By Owner (VRBO); and

•

renting the Miss Leah on a short term basis as a vacation rental.

Our Company Owned Vessels

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

Luxuria Model

We plan to sell an upscale floating vessel known as the Luxuria model. We own the design but were assisted in our design of the Luxuria model by Carlos Vilaca & Associates and Double P Construction, Inc., who have decades of experience in South Florida design and construction.

Our Luxuria model takes between five (5) to seven (7) months to build and is approximately one thousand six hundred and fifty (1,650) square feet under air. The Luxuria model is designed to reflect South Florida’s modern style. Luxuria can be equipped with either single or twin outboard motors and are intended to be docked. The Luxuria model will feature wood floors, marble countertops, modern stainless steel appliances and other upscale amenities.

We expect the Luxuria class vessel will retail for approximately $1,500,000 depending upon the amenities and specifications selected.

Distribution

We plan to distribute the Luxuria vessels through direct company sales to customers, boat dealerships, yacht brokers and real estate brokers.

Manufacturing

We do not have a written agreement with any manufacturer obligating them to manufacture our vessels. In the process of constructing Luxuria I we have found that there are suitable manufacturers who will be available on commercially reasonable terms as subcontractors to us.

Upon completion of manufacturing, we plan to dock our vessels in Fort Lauderdale, Florida. We believe there are numerous marinas with dockage available on commercially reasonable terms.

Revenues

We will generate revenue from the rental of Miss Leah until it is sold and from the rental and sale of completed Luxuria model vessels. Upon completion of a Luxuria-class vessel, it will be used as a short term vacation rental until sold. We plan to dock the completed vessels at Bahia Mar Marina in Fort Lauderdale, Florida, where the vessel can be viewed and rented at a rate of approximately $1,000 per night, until sold.

The Company has pledged the Miss Leah and Luxuria I and Luxuria II vessels as security for the repayment of certain notes. Therefore, the proceeds of such sales will first go to the repayment of the secured indebtedness.

Target Customers

Our target customers are owners of marinas and other businesses and individuals seeking unique rental properties for their customers, corporations seeking a unique venue for company events and functions, persons seeking a vacation or second home on the water and individuals seeking to live on a floating vessel with the amenities commonly found in a home.

Marketing

We have implemented a marketing strategy. Primarily, part of our sales and marketing efforts will be to participate in boat shows and sales events at South Florida boating locations, typically held in January, February and March of each year. These shows and events are normally held at convention centers or marinas, with area boat distributors and dealers renting space and displaying product information for consumers. Boat shows and other offsite promotions will be an important venue for generating sales.

We believe that a marketing strategy focused on boat shows and related events, social media, print advertising and internet advertising will provide potential customers with the opportunity to view our information about our vessels, which is an optimal strategy to increase sales.

We market our rentals through Homeaway and Vacation Rentals By Owner (VRBO).

Property

We occupy dockage space pursuant to an agreement with Flagship Marina Bay, LLC dated April 7, 2015. We pay annual rents of approximately $14,000. The agreement automatically renews on November 15th of each year.

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

Employees

As of December 31, 2015, we have the following employees:

•

Robert Rowe, our President, Chief Executive Officer, Treasurer and Director who spends all his time on our business; and

•

Leah Rowe, our Secretary who spends between ten (10) to fifteen (15) hours per week on our business.

We use the services of independent contractors on an as needed basis.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We maintain good relationships with our employees.

Material Agreements

On February 2, 2016, we entered into an agreement with Carter, Terry and Company (“Carter Terry), a FINRA registered broker-dealer for the purposes of securing financing. Pursuant thereto we were obligated to pay Carter Terry a fee upon the Company receiving financing based upon their introduction of a funding source. The fee consists a percentage of money raised and the issuance of common stock based upon the amount funded to the Company. The Company has entered into a termination agreement with Carter Terry as of March 22, 2017.

Effective February 16, 2016, we entered into an agreement with StockVest, Inc., a Florida corporation that provides investor relations and public relations services. The agreement was amended on March 1, 2016. As amended StockVest agreed to provide us with services from March 12, 2016 until June 12, 2016, in exchange for $500 and one hundred fifty thousand (150,000) shares of our restricted common stock.  We valued these shares at the price of $.10 per share or an aggregate of $15,000.

On August 4, 2016 we entered into a Securities Purchase Agreement with Tonaquint Inc., which provided for up to $610,000 in debt financing to the Company (inclusive of an original issue discount of $100,000). This agreement was amended on February 2, 2017 to extend the maturity date to May 11, 2017.

On January 5, 2017 we entered into a Securities Purchase Agreement with St George Investments, LLC, which provided for up to $830,000 in debt funding to the Company (inclusive of an original issue discount of $75,000).

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

Intellectual Property

We have not registered or patented any intellectual property. Trademarks and trade names distinguish companies from each other. If customers are unable to distinguish our products from those of other companies, we could lose sales to our competitors. We do not have any registered trademarks and trade names, so we only have common law rights with respect to infractions or infringements on its products. Many subtleties exist in product descriptions, offering and names that can easily confuse customers. The name of our principal products may be found in numerous variations of the name and descriptions in various media and product labels. This presents a risk of losing potential customers looking for our products and buying someone else’s because they cannot differentiate between them.

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

We incurred net losses of $316,558 and $1,281,483 for the fiscal years ended December 31, 2015, and December 31, 2016, respectively. As a result, our independent registered public accounting firm has included an explanatory paragraph in its audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our consolidated financial statements contain a going concern qualification.  Our consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We are an early stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed company. For the fiscal years ended December 31, 2015, and December 31, 2016, we had revenues of $31,714 and $37,072 respectively. For the fiscal years ended December 31, 2015, and December 31, 2016, we have a net loss of $316,558 and $1,281,483 respectively. Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

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

We are obligated to repay outstanding indebtedness in excess of $1,600,000 during the next 12 months.

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

Because Miss Leah, Luxuria I and Luxuria II, our company owned vessels are pledged as security for loans, if we default on the loans we would lose our primary assets and might not be able to continue our business plan which could cause you to lose your entire investment.

On August 4, 2016 we entered into a Securities Purchase Agreement and Note with Tonaquint Inc., pursuant to which we pledged the Miss Leah as security for the Note. We are obligated to pay the entire principal and interest on May 11, 2017. The loan is secured by the Miss Leah, our company owned vessel. Because Miss Leah is our primary asset and is pledged as security for a loan, you could lose your investment if we default on the loan. Because of our limited revenues and weak financial condition, we may not be able to make the loan payment when due on May 11, 2017. This would cause us to lose our primary asset and we might not be able to implement our business plan which could cause you to lose your entire investment.

On January 5, 2017 we entered into a Securities Purchase Agreement and Note with St George Investments, LLC, pursuant to which we pledged the Luxuria I and Luxuria II as security for the Note. We are obligated to pay the entire principal and interest on October 5, 2017. Because the Luxuria I and Luxuria II are primary assets and are pledged as security for a loan, you could lose your investment if we default on the loan. Because of our limited revenues and weak financial condition, we may not be able to make the loan payment when due on October 5, 2017. This would cause us to lose our primary assets and we might not be able to continue our business plan which could cause you to lose your entire investment.

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

As of March 31, 2017, we had 22,789,740 shares of common stock outstanding, each entitled to one vote per common share. Our Chief Executive Officer, President, Treasurer and Director, Robert Rowe, beneficially owns 14,370,000 common shares which represents approximately sixty-three percent (63%) of our outstanding shares. This entitles Mr. Rowe to control all matters submitted to a vote of our common stockholders. As a result, our management has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

Our Articles of Incorporation authorize us to issue 90,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. As of the date of this Form 10-K, we had 22,789,740 shares of common stock and 1,000,000 shares of Series A redeemable preferred shares outstanding. Accordingly, we may issue up to an additional 67,210,260 shares of common stock and 9,000,000 shares of blank check preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and  might have an adverse effect on any trading market for our common stock. Our Board of Directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We occupy dockage space pursuant to an agreement with Flagship Marina Bay, LLC dated April 7, 2015. We pay annual rents of approximately $14,000. The agreement automatically renews on November 15th of each year. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Securities

The Company’s securities trade on OTC Markets under symbol GBBT.

The following table sets forth the low and high closing prices for the company’s stock during each quarter of 2016

	Low Price	High Price
Quarter Ended 3/31/16	$.10	$.40
Quarter Ended 6/30/16	$.12	$.88
Quarter Ended 9/30/16	$.155	$1.12
Quarter Ended 12/31/16	$.04	$.155

Security Holders

As of December 31, 2016, we had thirty-four (34) record holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common or preferred stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common or preferred stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Equity Securities

In addition to unregistered securities previously disclosed  in reports filed with the SEC, we have sold the following securities without registration under the Securities Act of 1933 (the “Securities Act”). None of the issuances involved underwriters, underwriting discounts or commissions, unless otherwise noted. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities.

Shares Issued for Cash Consideration

On October 19, 2016 the Company entered into a subscription with an existing shareholder and issued the shareholder 600,000 shares priced at $.06 per share.

On December 12, 2016 the Company entered into a subscription with an existing shareholder and issued the shareholder 41,667 shares priced at $.06 per share.

Shares Issued for Services Rendered and Non-Cash Consideration

On November 1, 2016, we issued 10,000,000 common shares to Robert Rowe, our CEO. We valued these shares at $0.0577 per share or an aggregate of $577,700.

In October and November 2016, the Company issued 1,532,740 shares of our common stock upon conversion of $47,668 of debt.

On January 2, 2017, we issued 1,100,000 common shares to Oceanside Equities, Inc. a Florida corporation controlled by Vince Beatty for consulting services to be rendered under a consulting agreement entered into on December 1, 2016. We valued these shares at $0.08 per share or an aggregate of $88,000. This agreement obligates us to issue 1,000,000 shares on July 1, 2017 and 1,000,000 shares on January 2, 2018.

In January 2017, the Company issued 100,000 shares of common stock under a December 5, 2016, promissory note amendment, valued at $0.15 per share based on quoted trading price, or a total of $15,000.

In January 2017, the Company issued 200,000 vested shares of common stock under a January 18, 2017, consulting agreement, valued at $0.08 per share based on quoted trading price on agreement date, or a total of $16,000.

In January 2017, the Company issued 250,000 vested shares of common stock under a January 23, 2017, consulting agreement, valued at $0.135 per share based on quoted trading price on agreement date, or a total of $33,750. This agreement obligates the Company to also issue 250,000 shares on March 9, 2017

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were founded in June of 2014 to commercialize luxury living vessels. We plan to generate revenues from the sale of and rental of the vessels initially in South Florida. Our newly developed Luxuria model features a South Florida modern style, and is approximately one thousand six hundred fifty (1,650) square feet under air. The vessel offers amenities typically found in a luxury home.

Year Ended December 31, 2016 and 2015

Our revenues were $37,072 and $31,714 for the year ended December 31, 2016 and 2015, respectively. Our revenue for these two years is solely for the rental of the Miss Leah, based in Boston harbor.

This represents a increase of approximately sixteen point nine percent (16.9%). This increase was most likely a result of our inability to rent the vessel in early 2015 because the very severe winter weather in Boston Massachusetts damaged the marina facilities, effectively cutting off both power  and water to the floating vessel until the marina was able to repair their utilities.

Our cost of revenues consists of marina dockage fees and the fees of the online rental agency utilized by the Company to rent the Miss Leah and was $16,729 and $11,327 for the year ended December 31, 2016 and 2015, respectively.  This represents an increase of approximately forty seven point seven percent (47.7%). This increase was primarily due to a corresponding increase in marina fees. Our cost of revenues, as a percentage of revenues was approximately forty five point one (45.1%) and thirty five point seven percent (35.7%) for the year ended December 31, 2016 and 2015, respectively. Again, this increase was primarily due to a corresponding increase in marina fees.

Our gross margin was $20,343 and $20,387 for the year ended December 31, 2016 and 2015, respectively.

Our general and administrative expenses were $283,731 and $129,379 for the years ended December 31, 2016 and 2015, respectively, for an increase of $154,352 or an increase of one hundred nineteen point three percent (119.3%). General and administrative expenses are principally composed of officer salaries, professional fees, insurance, office supplies repairs and maintenance, management fees and travel. The primary increase was officer salaries and amortization of prepaid services.

Our professional fees were $217,695 and $183,529 for the year ended December 30, 2016 and 2015, respectively, an increase of $34,166 or eighteen point six percent (18.6%). This increase is the result of increased audit and legal fees due to being an SEC fully reporting company.

Our interest expense was $479,218 and $24,037 for the year ended December 31, 2016 and 2015, respectively, an increase of $455,181 or eighteen hundred ninety three point seven percent (1,893.7%). This increase is due to the interest expense accrued on the note payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and loan discount on the short term loan received in July 2015 and Original Issue Discount (OID) and loan discounts on the short term loan received in August 2016.

Our derivative expense was $223,096 and change in fair value of derivative was $98,089 for the year ended December 31, 2016 and zero for the year ended December 31, 2015.

We recorded a net loss of ($1,281,483) and ($316,558) for the year ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Cash Flow Activities

 Our cash decreased ($36,968) and increased $43,817 for the year ended December 31, 2016 and 2015, respectively. This decrease is principally the result of cash investments of $119,500, and $492,000 short term loan proceeds less $579,668 operating cash flows.

As of December 31, 2016, we had cash on hand of $10,511 for our operational needs. Currently, our operating expenses are approximately $12,500 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $100,000 on July 15, 2017 and a second one in one lump payment in the amount of $610,000 on May 11, 2017. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately one (1) month before repayment of the $610,000 due on May 11, 2017 and the $100,000 due on July 15, 2017.

Investing Activities

During the year ended December 31, 2016 we made a non-interest bearing short term loan of $50,000 to a significant consultant who is also a stockholder.

Financing Activities

During the year ended December 31, 2016 we funded our working capital needs primarily from cash flow from operations, the sale of common stock with proceeds of $119,500 and a short term loan from a third party with net proceeds of $492,000. During the year ended December 31, 2015 we funded our working capital needs from cash flow from operations, the sale of common stock with proceeds of $157,000 and a short term loan from a third party with proceeds of $135,000.

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

Revenue

Rental Revenue Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the marina dockage fees and fees charged by the web site Homeaway, where the floating vessel is advertised for rent.

Sale Revenue  Revenue is recognized when earned, generally at closing of the sale of a vessel. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the capitalized cost of constructing a vessel.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 of Notes to the consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. At present, we expect to generate revenue from this vessel as a short-term vacation rental in the future. We listed this vessel for sale in June of 2015.

As of December 31, 2016, we had cash on hand of $10,511 for our operational needs. Currently, our operating expenses are approximately $12,500 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $100,000 on July 15, 2017 and a second one in one lump payment in the amount of $610,000 on May 11, 2017. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately one (1) months before repayment of the $610,000 due on May 11, 2017 and the $100,000 due on July 15, 2017.

We are focusing our efforts on commercializing luxury stationary vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015. Luxuria will be approximately one thousand six hundred fifty (1,650) square feet, with two (2) bedrooms and bathrooms, and sleeps up to six (6) people. We began construction of Luxuria I in March 2016 and it is substantially complete in March 2017. We have begun negotiating for the construction of the barge bottom for Luxuria II.

We plan to use the Luxuria models as a short-term vacation rental property in South Florida and for outright sale. We believe that using the Luxuria as a short-term vacation rental in South Florida could provide a year round source of cash flow and a model for future custom build orders.

While rental of the Miss Leah presently and Luxuria in the future, are expected to provide a relatively steady revenue stream to us, the construction and sale of custom designed and built luxury floating vessels are expected to generate significantly greater revenues and potential profits.

As of December 2016, we have expended $431,501 for the construction of Luxuria I, of which $70,000 was a non-cash payment in common stock of the Company.

We anticipate that construction of each vessel will take between five (5) to seven (7) months, per vessel once we begin Luxuria II, as Luxuria I had delays due to various unforseen circumstances and changes needed during the process of construction. We will require additional funds to develop and carry out our future plans including construction of our third vessel. We have secured funding for the construction of Luxuria II. We begin marketing each vessel when manufacturing commences.

Our first Luxuria barge bottom was delivered to us in late February 2016. We issued 425,000 shares of our common stock as payment for this barge bottom to a former officer and director who constructed it, valued at $70,000, or $0.16 per share, under an agreement dated September 14, 2016, at which time the market price of the stock was $0.23 per share. This party has not accepted the stock certificate and recently informed the Company that they want to renegotiate since the market price of the common stock has fallen to $0.08 per share.

Our independent registered public accountant has included a going concern explanatory paragraph in their audit opinion for the periods through December 31, 2016 and 2015. This means that there is substantial doubt that we can continue as an on-going business for the twelve (12) months after the issuance of this report.

Our company owned vessel, the Miss Leah, is listed for sale at the price of $379,000. If sold, the Company is required to pay $200,000 to the creditor holding the $610,000 note at closing.  The retail price of the Luxuria is approximately $1,500,000. The sale of the Luxuria I vessel would provide sufficient capital to construct two more Luxuria models.

Until such time as the Miss Leah is sold, we will continue to rent the vessel on a short term basis. We plan to market the Luxuria models to yacht brokers, real estate brokers and boat dealerships.

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. On October 5, 2016, pursuant to this securities purchase agreement and secured convertible promissory note, the Company drew $122,000 and received $92,000 in cash and on November 3, 2016, the Company drew $183,000 and received $150,000 in cash   This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw, $20,000 for the second draw and $30,000 for the third draw and is being amortized over the remaining portion of the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $30,500 of brokerage commission which was withheld from the initial $305,000 draw and the $122,000 second draw, both of which were also recorded as debt discounts and are being amortized over the six month life of the note. Also, the Company was required to issue 100,000 shares of restricted common stock which were valued at $0.10 per share based on then recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

The lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below). All Conversions shall be cash-less and not require further payment from Lender.

Subject to the adjustments set forth in the agreement, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 60% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the twenty (20) Trading Days immediately preceding the applicable Conversion. Additionally, if at any time after the Effective Date, the Conversion Shares are not DTC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. Finally, in addition to the Default Effect, if any Major Default occurs after the Effective Date (other than an Event of Default for failure to pay the Conversion Eligible Outstanding Balance on the Maturity Date), the Conversion Factor shall automatically be reduced for all future Conversions by an additional 5% for each of the first three (3) Major Defaults that occur after the Effective Date (for the avoidance of doubt, each occurrence of any Major Default shall be deemed to be a separate occurrence for purposes of the foregoing reductions in Conversion Factor, even if the same Major Default occurs three (3) separate times). For example, the first time the Conversion Shares are not DTC Eligible, the Conversion Factor for future Conversions thereafter will be reduced from 60% to 55% for purposes of this example. If, thereafter, there are three (3) separate occurrences of a Major Default pursuant to Section 4.1(a), then for purposes of this example the Conversion Factor would be reduced by 5% for the first such occurrence, and so on for each of the second and third occurrences of such Major Default.

On January 5, 2017, pursuant to a securities purchase agreement and a secured promissory note for $830,000 available in five tranches, the Company drew $170,000 and received $150,000 in cash net of $15,000 OID and $5,000 legal fees under this nine month secured promissory note. On March 9, 2017, the Company drew $110,000 and received $100,000 in cash net of $10,000 OID under this nine month secured promissory note.  This note is secured by all the assets of the Company, inclusive of the Luxuria I and the Luxuria II, the member interests of its wholly owned LLC and personally guaranteed by Robert Rowe, CEO of the Company. The lender’s security interests are subordinate to the security interests of the August 11, 2016 lender. This note is structured in multiple parts, first the initial $170,000 as drawn and a subsequent $660,000 which can be drawn at the Company’s option in tranches. This note does not carry a stated interest rate, (except in event of default as defined in the promissory note), but carries an Original Issue Discount (OID) that totals $75,000 and is pro-rata on each tranche drawn. The OID will be amortized over the remaining life of the note from the date drawn. In addition, the Company is required to pay $5,000 of the lender’s legal fees which was applied to the first tranche drawn, which will also be recorded as debt discount and will be amortized over the nine month life of the note.

This note requires a partial prepayment if and when the Company sells the Luxuria I and Luxuria II, upon the receipt of which the lender has agreed to release the security interest in the related vessel. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II. If the Company rents/leases either the Luxuria I or II, then the prepayment is 20% of the gross rental profit. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carries an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

 Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

Global Boatworks Holdings, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Changes in Stockholders’ Deficit

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Global Boatworks Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Global Boatworks Holdings, Inc. and Subsidiary (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Boatworks Holdings, Inc. and Subsidiary as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $1,281,483 and net cash used in operations of $579,668 for the year ended December 31, 2016. The Company has an accumulated deficit and stockholders’ deficit of $1,604,911 and $515,517, respectively at December 31, 2016. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 30, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

December 31,

	2016	2015
ASSETS
CURRENT ASSETS
Cash	$ 10,511	$ 47,479
Construction in progress	431,501	2,163
Short-term loan to stockholder/ related party	50,000	-
Prepaid officer compensation	481,417	-
Prepaid expenses	47,593	27,684

Total current assets	1,021,022	77,326

PROPERTY AND EQUIPMENT
Architectural plans, net of $1,368 and $0 amortization	11,398	12,766

Net property and equipment	11,398	12,766

Total Assets	$ 1,032,420	$ 90,092

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 127,776	$ 20,674
Short-term loan, net of discount of $0 and $12,502	100,000	139,198
Short-term convertible note, net of discounts	429,906	-
Short-term loan from related party	200	-
Fair value of derivative liability	780,685	-
Due to related party predecessor	3,888	3,888

Total current liabilities	1,442,455	163,760

LONG TERM LIABILITIES

Note Payable and accrued interest for the vessel - related party	104,482	102,510

Total long term liabilities	104,482	102,510

Total Liabilities	1,546,937	266,270

Commitments and Contingencies (note 8)

Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 and 0 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively ($1,000 redemption value)	1,000	-

STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 90,000,000 shares authorized, 21,333,629 and 6,720,000 shares issued and outstanding at December 31, 2016 and 2015, respectively.	2,133	672
Additional paid-in capital	1,087,261	146,578
Accumulated deficit	(1,604,911)	(323,428)

Total stockholders’ deficit	(515,517)	(176,178)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$ 1,032,420	$ 90,092

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

Year ended December 31,

	2016	2015

REVENUES	$ 37,072	$ 31,714

COST OF REVENUES	16,729	11,327

GROSS MARGIN	20,343	20,387

OPERATING EXPENSES:
General and administrative expenses	283,731	129,379
Professional fees	217,695	183,529

Total expenses	501,426	312,908

Loss from operations	(481,083)	(292,521)

Other (income) expense
Interest income	(3)	-
Derivative expense	223,096	-
Change in fair value of derivative	98,089	-
Interest expense	479,218	24,037

Total other (income) expense	800,400	24,037

Net loss	$ (1,281,483)	$ (316,558)

Net loss per weighted average common share - Basic and Diluted	$ (0.13)	$ (0.05)

Number of weighted average common shares outstanding - Basic and Diluted	9,785,136	6,217,239

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2016 and 2015

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2014	-	$ -	4,500,000	$ 450	$ (95,200)	$ (6,870)	$ (101,620)

Shares issued for prepaid legal fees	-	-	100,000	10	9,990	-	10,000
Shares issued for prepaid services	-	-	500,000	50	49,950	-	50,000
Shares issued for loan fee	-	-	250,000	25	24,975	-	25,000
Shares issued for cash	-	-	1,370,000	137	156,863	-	157,000
Net loss, year ended December 31, 2015	-	-	-	-	-	(316,558)	(316,558)

BALANCE, December 31, 2015	-	-	6,720,000	672	146,578	(323,428)	(176,178)

Shares issued for services	-	-	10,822,222	1,082	655,395	-	656,477
Shares issued for cash	-	-	1,691,667	169	119,331	-	119,500
Shares issued upon debt conversion	-	-	1,574,740	157	51,543	-	51,700
Shares issued for construction in progress	-	-	425,000	43	69,957	-	70,000
Shares issued for loan fee	-	-	100,000	10	9,990	-	10,000
Reclassification of debt premium upon debt conversion	-	-	-	-	34,467	-	34,467
Net loss, year ended December 31, 2016	-	-	-	-	-	(1,281,483)	(1,281,483)

BALANCE, December 31, 2016	-	$ -	21,333,629	$ 2,133	$ 1,087,261	$ (1,604,911)	$ (515,517)

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Year ended December 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,281,483)	$ (316,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial fair value of derivative	223,096	-
Change in fair value of derivative	98,089	-
Amortization of stock settled debt premium	34,467	-
Issuance of redeemable preferred stock for services	1,000	-
Amortization of architectural plans	1,368	-
Amortization of common stock issued for prepaid services	150,970	60,000
Amortization of debt discounts	442,407	12,498
Amortization of prepaid loan fee and interest	8,903	8,352
Changes in operating assets and liabilities:
(Increase) decrease in Luxuria construction in progress	(359,338)	(2,163)
(Increase) decrease in prepaid expenses	(18,500)	(17,187)
Increase (decrease) in accounts payable and accrued expenses	117,381	15,002
Increase (decrease) in accrued interest expense	1,972	1,973

Net cash used in operating activities	(579,668)	(238,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(10,100)
Loan to stockholder	(50,000)	-

Net cash used in investing activities	(50,000)	(10,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	119,500	157,000
Proceeds from cash advance on credit card	3,500	-
Proceeds from officer loan	200	-
Commissions paid on third party loan	(22,500)	-
Proceeds from third party loan	492,000	135,000

Net cash provided by financing activities	592,700	292,000

Net increase (decrease) in cash	(36,968)	43,817

CASH, beginning of year	47,479	3,662

CASH, end of year	$ 10,511	$ 47,479
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 13,362	$ 176
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for prepaid services	$ 656,477	$ 60,000
Common stock issued for loan discount	$ 10,000	$ 25,000
Common stock issued to settle debt	$ 51,700	$ -
Common stock issued to acquire construction in process	$ 70,000	$ -
Modification of note to convertible note	$ 51,700	$ -
Initial derivative value recorded as a discount	$ 459,500	$ -
Reclassification of premium upon conversion	$ 34,467	$ -
Debt issued for prepaid interest and loan fees	$ -	$ 16,700

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” “Global Boatworks”), was formed on May 11, 2015, under the laws of the State of Florida. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida.  The Company’s business activities to date have primarily consisted of the formation and implementation of a business plan for building luxury floating vessels on a barge bottom, the rental activities relating to the existing vessel, Miss Leah, and the construction of the new vessel, Luxuria I. On September 25, 2014, effective the close of business September 24, 2014, the Company acquired a luxury floating vessel from Financial Innovators Corp., (“Predecessor” or “Financial Innovators”), and operates it as a rental property, based in Boston harbor.

The accompanying consolidated financial statements include the activities of Global Boatworks Holdings, Inc. and  Global Boatworks, LLC, its wholly owned subsidiary.

(2) PRINCIPLES OF CONSOLIDATION, USE OF ESTIMATES AND GOING CONCERN

a) Principles of Consolidation

The comparative figures shown throughout these consolidated financial statements are the historical results of Global Boatworks Holdings, Inc. inclusive of its wholly owned subsidiary Global Boatworks, LLC. The Company has retroactively restated amounts within certain components of Stockholders' Deficit on the accompanying consolidated financial statements and footnotes to account for the acquisition and reorganization of Global Boatworks, LLC. All intercompany balances and transactions have been eliminated.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements involved the valuation of construction in progress, depreciable life of the floating vessel, valuation of long lived assets, valuation of derivatives, valuation of common and preferred stock issued as compensation and valuation allowance on deferred income tax assets.

c) Going Concern

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern.  It is managements opinion that the Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit and stockholder’s deficit of $1,604,911 and $515,517 at December 31, 2016. In addition the Company had a net loss of $1,281,483 and used cash of $579,668 in operating activities in 2016. The Company is expected to have increasing costs and expenses as a result of becoming a publicly held company and constructing new vessels without immediate increases in revenues as they continue to implement their plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to pay off existing debt. It is also attempting to sell the Miss Leah and the first luxury floating vessel it currently owns.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at December 31, 2016 or 2015.

b) Construction in progress

Costs to construct vessels are capitalized during the construction phase. Upon completion of a vessel the Company will either sell the vessel or place it in service as a rental property. If the vessel is to be leased, the construction costs are transferred to property and equipment and depreciated over its useful life.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e) Financial instruments and Fair value measurements (continued)

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at December 31, 2016 and 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	2016	2015
Level 3 – Embedded Derivative Liability	$780,685	$-

Changes in Level 3 assets measured at fair value for the year ended December 31, 2016 were as follows:

Balance, December 31, 2015	$-
Initial valuation	682,596
Change in fair value	98,089
Balance, December 31, 2016	$780,685

f) Revenue recognition

Rental Revenue Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the marina dockage fees and fees charged by the web site Homeaway, where the floating vessel is advertised for rent.

Sale Revenue  Revenue is recognized when earned, generally at closing of the sale of a vessel. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the capitalized cost of constructing a vessel.

g) Stock compensation for services rendered

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the shorter of period the employee or director is required to perform the services in exchange for the award or the vesting period. The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g) Stock compensation for services rendered (continued)

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

As of December 31, 2016, the tax years 2016, 2015 and 2014 for the LLC and 2016 and 2015 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

i) Convertible Notes With Fixed Rate Conversion Features

The Company may issue convertible notes, which are convertible into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the note at the time of issuance at the fixed monetary value of the payable and records any premium as interest expense on the issuance date.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j) Debt issue costs

The Company accounts for debt issuance cost paid to lenders, or third parties. The costs associated with the issuance of debt are recorded as debt discount and amortized over the life of the underlying debt instrument.

k) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 16,511,370 and zero common stock equivalents for the years ended December 31, 2016 or 2015, respectively.

l) Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and that fair value is reclassified to equity.  The shares issued upon conversion of the note are recorded at their fair value with gain or loss recognition as applicable.

Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

m) Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. As a result, we do not expect significant changes in the presentation of our financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m) Recent accounting pronouncements (continued)

As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-01 on the Company’s financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

(4) CONSTRUCTION IN PROGRESS

Construction in progress represents the capitalized construction of its Luxuria floating vessel(s) being constructed for sale or to be placed in rental service. At December 31, 2016 and 2015, the Company has capitalized the $431,501 and $2,163 expended in the construction of its first Luxuria floating vessel.

(5) PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at December 31,

	2016	2015
Miss Leah floating vessel	$ -	$ -
Architectural plans	12,766	12,766
Less: accumulated depreciation and amortization	(1,368)	-

Total PP&E	$ 11,398	$ 12,766

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(5) PROPERTY AND EQUIPMENT (continued)

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

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and has begun amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the year ended December 31, 2016, was $1,368.

(6) RENTAL PROPERTY AND RELATED NOTE  PAYABLE

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

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000. Outstanding principal and interest totaled $104,482 at December 31, 2016.

(7) SHORT TERM LOAN AND SHORT TERM CONVERTIBLE NOTE

a) Short term note

On July 9, 2015, the company entered into a loan agreement in the amount of $151,700 with a shareholder. The company issued 250,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $25,000, or $0.10 per share (based on the recent private placement sales) was recorded as a discount and is being amortized at a rate of $2,083 per month over the life of the loan. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 were deducted from the proceeds of the loan. These were amortized each month at the rate of $1,250 and $142 over the life of the loan, respectively. We were obligated to pay the principal and interest due on July 9, 2016. The loan was secured by the Miss Leah, our company owned vessel. The Company paid $6,000 in interest to the holder during the third quarter 2016.

The note holder sold $51,700 of this note to a third party in August 2016, and the Company modified the new $51,700 note to add a conversion feature at a conversion rate of 60% of the trading price of the

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(7) SHORT TERM LOAN AND SHORT TERM CONVERTIBLE NOTE (continued)

a) Short term note (continued)

Company’s common stock. This note is considered stock settled debt and accordingly the Company  recorded a premium on the debt of $34,467 as a charge to interest expense on the modification date. This third party converted $51,700 of this in exchange for 1,574,740 shares in August and the fourth quarter 2016, and the premium was reclassified to additional paid in capital.

The $100,000 remaining balance of the original note was renegotiated into a new note on December 5, 2016 which matures on July 15, 2017. This new note carries interest at a rate of 16.8% which is payable in cash monthly. The Company paid $4,200 in interest during the fourth quarter 2016. The note balance at December 31, 2016, is $100,000.

b) Short term convertible note

Short term convertible debt was as follows at December 31, 2016:

Convertible note	$ 610,000
Less: unamortized debt discounts	(180,094)

Total convertible note, net	$ 429,906

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and is being amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which were also recorded as debt discounts and are being amortized over the six month life of the note. Also, the Company is required to issue 100,000 shares of restricted common stock which was valued at $0.10 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carries an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

On October 5, 2016, the Company drew an additional $122,000 and received $92,000 in cash under this six month secured convertible promissory note. An OID of $20,000 was recorded as a discount to the note for the second draw and is being amortized over the remaining life of the note. Brokerage commission of $8,000 and $2,000 of the legal costs, were paid from this draw and recorded as debt discounts and are being amortized over the remaining life of the note. On November 3, 2016, the Company drew an additional $183,000 and received $150,000 in cash under this six month secured convertible promissory note. An OID of $30,000 and $3,000 of legal costs were recorded as discounts to the note for the third draw and are being amortized over the remaining life of the note.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(7) SHORT TERM LOAN AND SHORT TERM CONVERTIBLE NOTE (continued)

b) Short term convertible note (continued)

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense. The October 5, 2016 draw resulted in an initial fair value of $113,616 with $92,000 recorded as a debt discount and $21,616 as a derivative expense.  The November 3, 2016 draw resulted in an initial fair value of $190,356 with $150,000 recorded as a debt discount and $40,356 as a derivative expense. The valuation method utilized was the Black-Scholes model with the following range of assumptions: Expected life in years 0.5 to 0.10; conversion price range of $0.21 to $0.036; Bond equivalent yield rate between 0.29% and 0.63% and volatility ranging from 240% to 277%.

(8) COMMITMENTS AND CONTINGENCIES

a) Common Stock

At December 31, 2016, the Company has the obligation to issue 1,100,000 shares of common stock on January 1, 2017; 1,000,000 shares on July 1, 2017 and 1,000,000 shares on January 1, 2018, under a new three year consulting agreement entered into on December 9, 2016. These shares will be valued at the market price for shares at the date they are earned.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(8) COMMITMENTS AND CONTINGENCIES (continued)

b) Leases

We occupy dockage space pursuant to an agreement with Safe Harbor Marina Bay, LLC dated January 29, 2016. We pay annual rents of approximately $14,000. The agreement automatically renews on November 15th of each year. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary.

c) Material Contracts and Agreements

On November 1, 2016, the Company entered into a three year employment agreement with its CEO, Robert Rowe. This agreement calls for him to be paid $20,000 per month in cash and for the Company to issue him 10,000,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $0.0577 per share, for a total of $577,700, which was recorded as prepaid officer compensation and will be amortized over the one year vesting period.

On December 9, 2016, we entered into an agreement (the Agreement) with Oceanside Equities, Inc., (Oceanside), a Florida corporation that provides consulting services. Oceanside agreed to provide us with services from December 9, 2016 until December 8, 2019, in exchange for a one time fee of $20,000 in cash; $16,000 per month accrued and payable in either cash or shares of restricted common stock at the Company’s election and three million one hundred thousand (3,100,000) shares of our restricted common stock, issued 1,100,000 on January 1, 2017, 1,000,000 issued on July 1, 2017 and 1,000,000 issued on January 1, 2018.  We will value these shares at the market price on the date they are earned which will be recognized over the term of the contract at the rate of 172,222 shares per month.

d) Investment Banking Agreement

In February 2016 the Company entered into a two year investment banking agreement to raise capital. Pursuant to this agreement the Company is obligated to pay a cash success fee between 6% and 10%, depending on the amount raised as well as issue common stock in the amount of 4% of the amount raised.

e) Common Stock Subscription Agreement

In the last quarter of 2014, as memorialized in May 2015, the Company received a stock subscription agreement from a now former officer and director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, such as labor and materials for the construction of the barge bottom, or $0.167 per share. Through June 30, 2016 this former officer and director has paid $55,000 and received 330,000 shares, respectively. In August 2016, the Company issued 425,000 shares of our restricted common stock to this former officer and director in exchange for the construction of the barge bottom for Luxuria I, delivered in February, valued at $70,000, based on a negotiated agreement.

f) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(9) STOCKHOLDERS’ DEFICIT

At December 31, 2016 and 2015, the Company has 90,000,000 shares of par value $0.0001 common stock authorized and 21,333,629 and 6,720,000 shares issued and outstanding, respectively. At December 31, 2016 and 2015, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and zero Redeemable Series A preferred shares issued and outstanding, respectively. The only rights and privileges of these  Series A shares is super voting rights, 1,000 votes for each preferred share and the right to redeem the shares for $1,000.

In the first quarter of 2015 the Company issued 100,000 shares of the Company’s common stock in payment of $10,000, (or $0.10 per share based on the recent private placement) of prepaid legal fees, due when the Company filed a Form S-1 with the U.S. Securities and Exchange Commission. These shares were expensed in 2015.

In the first quarter of 2015 the Company issued 500,000 shares of the Company’s common stock in exchange for prepaid services, valued at $50,000, or $0.10 per share based on the recent private placement, were amortized at the rate of $4,167 per month. This $50,000 was fully expensed in 2015. This consulting contract also calls for the issuance of an additional 500,000 shares in June 2016 in exchange for a second year of such prepaid services. (See below)

In the first quarter of 2015 the Company received $87,000 in cash in exchange for 870,000 shares of the Company’s common stock or $0.10 per share. In the second quarter of 2015 the Company received $16,000 in cash in exchange for 160,000 shares of the Company’s common stock or $0.10 per share.  In July 2015 the Company received $50,000 in cash toward the existing October 2014 $250,000 subscription agreement in exchange for 300,000 shares of common stock. (See Note 8e) In late July 2015 the Company received $4,000 in cash in exchange for 40,000 shares of the Company’s common stock or $0.10 per share. In late July 2015 the Company issued 250,000 shares, valued at $25,000 based on its recent private placement, as a incentive to an existing shareholder who loaned the Company $151,700. (See Note 7a)

Effective February 16, 2016, we entered into an agreement (the Agreement) with StockVest, Inc., a Florida corporation that provides investor relations and public relations services. The agreement was amended on March 1, 2016. As amended StockVest agreed to provide us with services from March 12, 2016 until June 12, 2016, in exchange for $500 and one hundred fifty thousand (150,000) shares of our restricted common stock. We valued these shares at the price of $.10 per share, based on the most recent sale of common stock by the Company, or an aggregate of $15,000 upon issuance, which was recognized over the life of the contract.

In June 2016, the Company issued 250,000 shares of our restricted common stock to a related party consultant and principal stockholder in exchange for $25,000 of cash.

In June 2016 the Company issued 500,000 shares of the Company’s common stock to a related party consultant and principal stockholder in exchange for one year of prepaid services, valued at $50,000, or $0.10 per share based on the recent private placement, to be amortized at the rate of $4,167 per month. This was the second issuance as was required under this two year consulting agreement. (See above)

In June 2016 the Company issued 1,000,000 shares of redeemable Series A preferred stock to the Company’s founder and CEO. The Company recorded these shares at their redemption value of $1,000 which approximates fair value.

In August 2016 the Company issued 100,000 shares of our restricted common stock as a loan fee recorded as a discount valued at the  price of $10,000 or $0.10 per share based on recent stock sales on a new short-term loan, which is being amortized over the life of the loan  (See note 7b).

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(9) STOCKHOLDERS’ DEFICIT (continued)

In August 2016, the Company issued 200,000 shares of our restricted common stock to a related party consultant and principal stockholder in exchange for $20,000 of cash.

In August 2016, the Company issued 425,000 shares of our restricted common stock to a former officer and director in exchange for the construction of the barge bottom for Luxuria I, delivered in February, valued at $70,000. (See note 8 e)

In August 2016, the Company issued 600,000 shares of our restricted common stock in exchange for $36,000 of cash.

In September 2016, the Company issued 42,000 shares of our common stock upon conversion of $4,032 of debt. (See note 7 a) Related premium of $2,688 was reclassified to additional paid in capital.

In October and November 2016, the Company issued 1,532,740 shares of our common stock upon conversion of $47,668 of debt. (See note 7 a) Related premium of $31,779 was reclassified to additional paid in capital.

In October 2016, the Company issued 600,000 shares of our restricted common stock in exchange for $36,000 of cash.

In November 2016, the Company issued 10,000,000 shares of restricted common stock to the CEO for future services valued at $577,700, or $0.0577 per share, the trading price of the shares on the grant date. The $577,700 was recorded as prepaid officer compensation and is being amortized over the one year vesting period.

In December 2016, the Company is obligated to issue 41,667 shares of our restricted common stock in exchange for $2,500 of cash.

In December 2016, the Company recorded the issuance of 172,222 shares of our restricted common stock to be issued on January 1, 2017, as these shares were earned in 2016. They were valued at $13,778.

(10) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founder’s brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At December 31, 2016 and 2015, the Company had accrued interest of $4,482 and $2,510, respectively.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(10) RELATED PARTIES (continued)

c) Common stock subscription agreement

In the last quarter 2014 as memorialized in May 2015, the Company received a stock subscription agreement from a now former director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $0.167 per share. In 2014 and 2015 this now former director contributed $5,000 and $50,000 and received 30,000 and 300,000 shares, respectively. In 2016 he constructed the barge bottom for the Luxuria I and received 425,000 shares valued at $70,000.

d) Expenses incurred to related parties during each period of operations presented is as follows:

	Year ended December 31, 2016	Year ended December 31, 2015
Commissions - daughter of founder	$ 2,640	$ 3,197
Consulting on architectural plans - brother of founder	$ -	$ 8,000
Professional fees - significant consultant/stockholder	$ 55,335	$ 93,000

e) Loan to significant consultant/stockholder

The Company extended a short term non-interest bearing loan of $50,000 to a significant consultant/stockholder. At December 31, 2016 this loan was still outstanding and matures April 30, 2017.

(11) - INCOME TAXES

There was no Federal or State Income Tax expense for the year ended December 31, 2016 and the period from May 11, 2015 to December 31, 2015, due to the Company’s net loss. Prior to May 11, 2015 the Company was a Limited Liability Company, (LLC), taxed as a partnership and therefore all income or loss was passed through to the members.

The Company's effective income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes) as follows:

	2016	2015

Tax (benefit) on net loss before income tax	$ (435,704)	$ (107,630)
Effect of state taxes (net of federal benefit)	(46,518)	(11,491)
Pre-incorporation LLC net loss	-	21,435
Stock compensation	56,810	14,901
Debt premiums	12,970	-
Derivatives	120,862	-
Increase in valuation allowance	291,580	82,785

Income tax provision	$ -	$ -

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(11) - INCOME TAXES (continued)

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities.

The components of net deferred tax assets and liabilities that have been presented in the Company's financial statements are as follows at December 31,:

Deferred income tax assets:	2016	2015
Net operating loss carryforward	$ 374,365	$ 80,000
Accrued wages	-	2,785
Total deferred tax assets	374,365	82,785

Valuation allowance	(374,365)	(82,785)

Net deferred taxes	$ -	$ -

The Company records a valuation allowance to reduce deferred tax assets, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. The Company recorded a valuation allowance of $374,365 and  $82,785 in 2016 and 2015, respectively.

At December 31, 2016, the Company has a net operating loss carryforward of $994,859 available to offset future net income expiring through 2036. The utilization of the net operating loss carryforward is dependent on the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

In accordance with the provisions of ASC 740: Income Taxes, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2016, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

As of December 31, 2016, the tax years 2016, 2015 and 2014 for the LLC and 2016 and 2015 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

(12) CONCENTRATIONS OF RISK

The Company has only one revenue producing asset at this time, the Miss Leah floating vessel, and that asset is located in Boston Harbor. The rental season at this location is generally from March through October. The Company primarily utilizes one booking agent to schedule bookings from customers and collect the revenue. If required the Company believes it could obtain bookings through an alternative provider.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at December 31, 2016 and 2015, respectively.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(13) SUBSEQUENT EVENTS

a) Short Term Debt

On January 5, 2017, pursuant to a securities purchase agreement and a secured promissory note for $830,000 available in five tranches, the Company drew $170,000 and received $150,000 in cash net of $15,000 OID and $5,000 legal fees under this nine month secured promissory note. This note is secured by all the assets of the Company, inclusive of the Luxuria I and the Luxuria II, the member interests of its wholly owned LLC and personally guaranteed by Robert Rowe, CEO of the Company. The lender’s security interests are subordinate by law to the security interests of the August 11, 2016 lender.  This note is structured in multiple parts, first the initial $170,000 as drawn and a subsequent $660,000 which can be drawn at the Company’s option. This note does not carry a stated interest rate, (except it is 22% in event of default as defined in the promissory note), but carries an Original Issue Discount (OID) that totals $75,000 and is pro-rata on each tranche drawn. The OID will be amortized over the remaining life of the note from the date drawn. In addition, the Company is required to pay $5,000 of the lender’s legal fees which was applied to the first tranche drawn which will also be recorded as debt discount and will be amortized over the nine month life of the note. The Company received the second tranche of $110,000 and received $100,000 in cash net of $10,000 OID under this note in March 2017.

This note requires a partial prepayment if and when the Company sells the Luxuria I and Luxuria II, upon the receipt of which the lender has agreed to release the security interest in the vessels. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II. If the Company rents/leases either the Luxuria I or II, then the prepayment is 20% of the gross rental revenue.

b)  Short Term Convertible Note

On February 2, 2017, the lender agreed to extend the maturity of the August 11, 2016 Note from February 11, 2017 to May 11, 2017, in exchange for additional interest of $18,300 due at maturity.

c) Common Stock Issuances

In January 2017, the Company issued 100,000 shares of common stock under a December 5, 2016, promissory note amendment, (see Note 7a), valued at $0.15 per share based on quoted trading price, or a total of $15,000.

In January 2017, the Company issued 1,100,000 shares of common stock under a December 1, 2016, consulting agreement, valued at measurement dates to be determined. This agreement obligates the Company to also issue 1,000,000 shares on July 1, 2017 and 1,000,000 shares on January 1, 2018.

In January 2017, the Company issued 200,000 vested shares of common stock under a January 18, 2017, consulting agreement, valued at $0.08 per share based on quoted trading price on agreement date, or a total of $16,000.

In January 2017, the Company issued 250,000 vested shares of common stock under a January 23, 2017, consulting agreement, valued at $0.135 per share based on quoted trading price on agreement date, or a total of $33,750. This agreement obligates the Company to also issue 250,000 shares on March 9, 2017

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

ITEM III

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities for the years ending December 31, 2016 and 2015.

Name and Principal	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Dec31	($)	($)	($)	($)	($)	($)	($)	($)

Robert Rowe, Chief Executive Officer, President, Treasurer, Acting Chief Financial Officer and Principal Accounting Officer , Director (2)(3)	2016	$114,800	0	578,700	0	0	0	0	$693,500
	2015	81,600	0	0	0	0	0	0	$81,600
Michael Silveri (1) (4)	2015	0	0	0	0	0	0	0	0

Leah Rowe, Secretary	2016	$11,400	0	0	0	0	0	0	$11,400
	2016	7,200	0	0	0	0	0	0	$7,200

(1)

On May 11, 2015, we entered into an agreement with Michael Silveri, our former Vice-President whereby he agreed to invest up to $250,000 at the per share price of $.167 per share. The agreement allows Mr. Silveri to purchase a total of 1,500,000 of our common shares including the 30,000 he purchased on October 16, 2014, at the price of $.167 or an aggregate of $250,000 at any time prior to August 1, 2016.  On October 16, 2014, he purchased 30,000 and on July 8, 2015, he purchased 300,000 common at the price of $0.167 per share or an aggregate price of $5,000 and $50,000, respectively. As such, Mr. Silveri may purchase an additional 1,170,000 common shares at the price of $.167 per share at any time prior to August 1, 2016. On August 25, 2016 we issued 425,000 shares to Mr. Silveri pursuant to a Share Exchange Agreement and in satisfaction of expenses incurred by Mr. Silveri in constructing the vessel bottom for the Luxuria I. Mr. Silveri resigned all positions he held with us on November 18, 2015.

(2)

In June 2016, we issued 1,000,000 shares of Redeemable Series A preferred stock to Robert Rowe, our Chief Executive Officer, President, Treasurer and Director valued at their redemption value of $1,000 for services.

(3)

On November 1, 2016, we issued 10,000,000 common shares to Robert Rowe, our CEO. We valued these shares at $0.0577 per share or an aggregate of $577,700, for future services under a three year employment agreement.

(4)

Michael Silveri was an officer and director in 2015, but was not paid any compensation in 2015. He resigned in late 2015.

Employment Agreements with Management

On May 11, 2015, we entered into an agreement with Robert Rowe, our Chief Executive Officer, President, Treasurer and Director, to provide services to us. The agreement has a term of three (3) years and requires us to pay $1,700 per week to Mr. Rowe for his services as our Chief Executive Officer, President, Treasurer and Director. On November 1, 2016, this agreement was replaced with a new three (3) year employment agreement and requires us to pay $20,000 per month to Mr. Rowe for his services as our Chief Executive Officer, President, Treasurer and Director.

On May 11, 2015, we entered into an agreement with Leah Rowe, our Secretary, to provide services to us. The agreement has a term of three (3) years and requires us to pay $600 per month to Ms. Rowe for her services as our Secretary. On November 1, 2016, this agreement was replaced with a new three (3) year employment agreement and requires us to pay $2,400 per month to Ms. Rowe for her services as our Secretary.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 31, 2017, we had 22,789,740 common shares outstanding. The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 31, 2017, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
Common Stock	Direct	Indirect	Total	Percentage of Class (1)
Name and Address of Beneficial Owner
Executive Officers and Directors
Robert Rowe (2)	14,370,000	100,000(2)	14,470,000(2)	63.5%
Leah Rowe (2)	100,000	14,370,000(2)	14,470,000(2)	63.5%

Other 5% Holders
Michael Silveri (3)	1,180,000	0	1,180,000	5%

Series A Preferred Stock
Robert Rowe 100%	1,000,000	0	1,000,000	100%

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

(2)

Robert Rowe, our Chief Executive Officer, President, Treasurer and Director holds 14,370,000 shares directly and 100,000 shares indirectly which are held by his spouse, Leah Rowe, our Secretary. Leah Rowe, our Secretary holds 100,000 directly and 14,370,000 shares indirectly which are held by her spouse, Robert Rowe, our Chief Executive Officer, President, Treasurer and Director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 11, 2015, we entered into an agreement with Michael Silveri, our former Vice-President whereby he agreed to invest up to $250,000 to purchase steel, materials, and labor for the building of barges for our vessels. In exchange for every $5,000 Mr. Silveri invests, he shall receive 30,000 common shares, which represents a per share price of $0.167 per share. The agreement allows Mr. Silveri to purchase a total of 1,500,000 of our common shares including the 30,000 he purchased on October 16, 2014, at the price of $0.167 or an aggregate of $250,000. To date, Mr. Silveri has invested an aggregate of $55,000 for 330,000 common shares. On October 16, 2014, Mr. Silveri purchased 30,000 and on July 8, 2015, he purchased 300,000 common at the price of $0.167 per share for an aggregate price of $5,000 and $50,000, respectively. In August 2016, the Company issued 425,000 shares of our restricted common stock under this agreement in exchange for the construction of the barge bottom for Luxuria I, delivered to the Company in February 2016. As such, Mr. Silveri may purchase an additional 745,000 common shares at the price of $0.167.

On May 11, 2015, we issued an aggregate of 6,130,000 common shares to one hundred percent (100%) of the owners of Global Boatworks, LLC for 100% of its securities and Global Boatworks, LLC became our wholly-owned subsidiary.  Of the shares issued in connection with the acquisition of Global Boatworks, LLC:

•

4,370,000 were issued to our Chief Executive Officer, President, Treasurer and Director, Robert Rowe;

•

100,000 were issued to our Secretary, Leah Rowe; and

•

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

In June 2016, we issued 1,000,000 shares of Redeemable Series A preferred stock to Robert Rowe, our Chief Executive Officer, President, Treasurer and Director valued at at their redemption value of $1,000  for services.

On November 1, 2016, we issued 10,000,000 common shares to Robert Rowe, our CEO. We valued these shares at $0.0577 per share or an aggregate of $577,700, for future services under a three year employment agreement..

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

▪

Any of our directors or officers;

▪

Any proposed nominee for election as our director;

▪

Any person who beneficially owns, directly or indirectly, shares carrying more than ten percent (10%) of the voting rights attached to our shares; or

▪

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2016 and 2015 were approved by the Board of Directors.  The following table shows the fees for the years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees (1)	$ 30,500	$27,000
Audit Related Fees (2)	$ 0	$4,000
Tax Fees (3)	$ 0	$0
All Other Fees	$ 0	$0

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

(3)

Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2016 or 2015

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

3.	Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

3.1	Certificate of Incorporation	S-1	7/10/15	3.1
3.2	By-Laws	S-1	7/10/15	3.2
3.3	Certificate of Amendment to Certificate of Incorporation	S-1	7/10/15	3.3
3.4	By Laws	S-1	7/10/15	3.4
10.1	Employment Agreement Robert Rowe	S-1	7/10/15	10.1
10.2	Employment Agreement Leah Rowe	S-1	7/10/15	10.2
10.3	Promissory Note Global Boatworks LLC & Financial Innovators Corp	S-1	7/10/15	10.3
10.4	Agreement Between Global Boatworks Holdings Inc & Global Boatworks LLC	S-1	7/10/15	10.4
10.5	Agreement with Oceanside Equities	S-1	7/10/15	10.5
10.7	Agreement with Flagship Marine Bay LLC	S-1	8/7/15	10.7
10.8	Invoice Carlos Vilaca & Associates	S-1	8/7/15	10.8
10.9	Invoice Senator Group LLC	S-1	8/7/15	10.9
10.10	Richi Bramos Promissory Note	S-1	8/7/15	10.10
10.11	Revised Bramos Promissory Note				X
10.12	Robert Rowe Employment Agreemennt November 1, 2016				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1 32.2	Certification Pursuant to 18 U.S.C. Section 1350 Certification Pursuant to 18 U.S.C. Section 1350				X X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Boatworks Holdings, Inc.

Date: March 31, 2017	By:	/s/ Robert Rowe
Robert Rowe Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2017	By:	/s/ Robert Rowe
Robert Rowe Chief Executive Officer

Date: March 31, 2017	By:	/s/ Robert Rowe
Robert Rowe Chief Financial Officer