Form 10-Q
period 2017-03-31
Global Boatworks Holdings, Inc.
filed 2017-05-15
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2017

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

As of May 5, 2017 we had 23,886,407 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations (unaudited)

F-3

Consolidated Statement of Changes in Stockholders’ Deficit (unaudited)

F-4

Consolidated Statements of Cash Flows (unaudited)

F-5

Notes to Consolidated Financial Statements (unaudited)

F-6

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$38,086	$10,511
Construction in progress	571,404	431,501
Short term loan to stockholder/related party	50,000	50,000
Prepaid officer compensation	336,992	481,417
Prepaid expenses	55,231	47,593

Total current assets	1,051,713	1,021,022

PROPERTY AND EQUIPMENT
Architectural plans, net of $1,824 and $1,368 amortization	10,942	11,398

Net property and equipment	10,942	11,398

Total Assets	$1,062,655	$1,032,420

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$203,529	$127,776
Deferred revenue	11,141	-
Short term loan - related party	-	200
Short-term loans, net of discount of $25,970 and $0	354,030	100,000
Short term convertible loan, net of discounts	581,439	429,906
Fair value of derivative liability	510,802	780,685
Due to related party predecessor	3,888	3,888

Total current liabilities	1,664,829	1,442,455

LONG TERM LIABILITIES

Note payable and accrued interest for the vessel - related party	104,975	104,482

Total long term liabilities	104,975	104,482

Total Liabilities	1,769,804	1,546,937

Commitments and contingencies (see Note 8)

Redeemable preferred stock Series A, 1,000,000 shares designated, 1,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016 ($1,000 redemption value)	1,000	1,000

STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001; 10,000,000 shares authorized; 9,000,000 available for issuance	-	-
Common stock, par $0.0001; 90,000,000 shares authorized; 23,811,407 and 21,333,629 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2,381	2,133
Additional paid-in capital	1,278,597	1,087,261
Accumulated deficit	(1,989,127)	(1,604,911)

Total stockholders’ deficit	(708,149)	(515,517)

Total Liabilities and Stockholders’ Deficit	$1,062,655	$1,032,420

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

Three Months Ended March 31,

(unaudited)

	2017	2016

REVENUES	$ -	$ -

COST OF REVENUES	1,179	3,431

GROSS MARGIN	(1,179)	(3,431)

OPERATING EXPENSES
General and administrative	218,546	34,816
Professional fees	214,103	23,476

Total expenses	432,649	58,292

Loss from operations	(433,828)	(61,723)

Other income (loss)
Gain on extinguishment of debt	3,463
Derivative expense	(4,576)
Change in fair value of derivative	246,296	-
Interest expense	(195,570)	(11,392)

Net loss	$(384,215)	$ (73,115)

Loss per weighted average common share	$ (0.02)	$ (0.01)

Number of weighted average common shares outstanding - Basic and Diluted	22,797,820	6,779,341

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2016	-	$ -	21,333,629	$2,133	$1,087,261	$(1,604,911)	$(515,517)

Shares issued as a fee for the note extension	-	-	100,000	10	5,990	-	6,000
Shares issued for services	-	-	1,377,778	138	112,446	-	112,584
Shares issued upon debt conversion	-	-	1,000,000	100	72,900	-	73,000
Net loss, three months ended March 31, 2017	-	-	-	-	-	(384,215)	(384,215)

BALANCE, March 31, 2017	-	$ -	23,811,407	$2,381	$ 1,278,597	$ (1,989,126)	$ (708,148)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31,

(unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (384,215)	$ (73,115)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Change in fair value of derivative	(246,296)	-
Derivative expense	4,576	-
Gain on extinguishment of debt	(3,463)	-
Common stock issued for services	49,750
Amortization of architectural plans	456	-
Amortization of common stock issued for prepaid services	188,841	-
Amortization of debt discounts	209,864	-
Amortization of loan discount	-	6,249
Amortization of prepaid loan fee	-	426
Changes in operating assets and liabilities
(Increase) in Luxuria construction in progress	(139,903)	(4,175)
(Increase) decrease in prepaid expenses	10,780	2,131
Increase (decrease) in accounts payable and accrued liabilities	75,552	13,889
Increase (decrease) in deferred revenue	11,140	1,630
Increase (decrease) in accrued interest expense	493	493

Net cash used in operating activities	(222,425)	(45,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash advance on credit card	-	2,300
Proceeds from third party loans	250,000	-

Net cash provided by financing activities	250,000	2,300

Net increase (decrease) in cash	27,575	(43,422)

CASH, beginning of period	10,511	47,479

CASH, end of period	$ 38,086	$ 4,057
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 5,931	$ 474
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for prepaid services	$ 62,834	$ 15,000
Discounts recorded on notes payable	$ 54,300	$ -
Conversion of debt to common stock	$ 30,000	$ -

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2017 is unaudited)

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” “Successor” or “Global”), was formed on May 11, 2015, under the laws of the State of Florida to reorganize Global Boatworks, LLC. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida.  The Company’s business activities to date have primarily consisted of the formation of a business plan for building luxury floating vessels on a barge bottom; the rental activities relating to the existing vessel, Miss Leah and the construction of the first new vessel, Luxuria I. On September 25, 2014, effective the close of business September 24, 2014, the Company acquired a luxury floating vessel from Financial Innovators Corp., (“Predecessor” or “Financial Innovators”), and operates it as a rental property, based in Boston harbor.

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

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in the March 31, 2017 consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2016 filed in Form 10-K filed on March 30, 2017 with the U.S. Securities and Exchange Commission.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements involved the valuation of construction in progress, depreciable life of the luxury floating vessel and other property and equipment, valuation of long lived assets, valuation of derivatives, the valuation of common and preferred stock issued as compensation, and valuation allowance of deferred income tax assets.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2017 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit, stockholder’s deficit and working capital deficit of $1,989,127; $708,149 and $613,116 at March 31, 2017. The Company had a net loss of $384,215 and used cash of $222,425 in operating activities in the three months ended March 31, 2017. The Company is expected to have increasing costs and expenses as a result of becoming a publicly held company and constructing new vessels without immediate increases in revenues as they continue to implement their plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to pay off existing debt. It is also attempting to sell the Miss Leah and the first luxury floating vessel it currently owns.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at March 31, 2017 or December 31, 2016.

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

(Information as to the three months ended March 31, 2017 is unaudited)

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2017 and December 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2017 (unaudited)	December 31, 2016
Level 3 – Embedded Derivative Liability	$510,802	$780,685

Changes in Level 3 assets measured at fair value for the quarter ended March 31, 2017 were as follows:

Balance, December 31, 2016	$780,685
Initial valuation	22,876
Amortization upon conversion	(46,463)
Change in fair value	(246,296)
Balance, March 31, 2017 (unaudited)	$510,802

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2017 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Revenue recognition (continued)

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

As of March 31, 2017 tax years 2014, 2015 and 2016 for the LLC and 2015 and 2016 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2017 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

k) Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivative are removed from the balance sheet, the shares issued upon conversion of the note are recorded at their fair value and a gain or loss on extinguishment is recognized, as applicable.

Equity instruments that are initially classified as equity, that become subject to reclassification under this accounting standard, are reclassified to liability at the fair value of the instrument on the reclassification date.

l) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 22,258,185 and 16,511,370 common stock equivalents at March 31, 2017 and December 31, 2016, respectively.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2017 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m) Recent accounting pronouncements (continued)

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

(4) CONSTRUCTION IN PROGRESS

Construction in progress represents the capitalized construction of its Luxuria floating vessel(s) being constructed for sale or to be placed in rental service. At March 31, 2017 and December 31, 2016, the Company has capitalized the $571,404 and $431,501 expended in the construction of its first Luxuria floating vessel.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2017 is unaudited)

(5) PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at March 31, 2017 (unaudited) and December 31, 2016:

	March 31, 2017	December 31, 2016
Miss Leah floating vessel	$ -	$ -
Architectural plans	$ 12,766	$ 12,766
Less: accumulated depreciation and amortization	$ (1,824)	$ (1,368)

Total PP&E	$ 10,942	$ 11,398

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

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and has begun amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the three months ended March 31, 2017, was $456.

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

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000. Outstanding principal and interest totaled $104,975 at March 31, 2017.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2017 is unaudited)

(7) SHORT TERM LOAN AND SHORT TERM CONVERTIBLE NOTE

a) Short term notes

NOTE 1: On July 9, 2015, the company entered into a loan agreement in the amount of $151,700 with a shareholder. The company issued 250,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $25,000, or $0.10 per share (based on the recent private placement sales) was recorded as a discount and is being amortized at a rate of $2,083 per month over the life of the loan. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 were deducted from the proceeds of the loan. These were amortized each month at the rate of $1,250 and $142 over the life of the loan, respectively. We were obligated to pay the principal and interest due on July 9, 2016. The loan was secured by the Miss Leah, our company owned vessel. The Company paid $4,200 in interest to the holder during the first quarter 2017 (unaudited).

The note holder sold $51,700 of this note to a third party in August 2016, and the Company modified the new $51,700 note to add a conversion feature at a conversion rate of 60% of the trading price of the Company’s common stock. This note is considered stock settled debt and accordingly, the Company  recorded a premium on the debt of $34,467 as a charge to interest expense on the modification date. This third party converted $51,700 of this in exchange for 1,574,740 shares in August and the fourth quarter 2016, and the premium was reclassified to additional paid in capital.

The $100,000 remaining balance of the original note was renegotiated into a new note on December 5, 2016 which matures on July 15, 2017. This new note carries interest at a rate of 16.8% which is payable in cash monthly. The Company paid $4,200 in interest during the first quarter 2017. This new note required the Company to issue 100,000 shares that were valued at $6,000 and were recorded as a discount to be amortized over the remaining life of the note and were issued in 2017. The note balance and unamortized discount balance at March 31, 2017, is $100,000 and $3,245.

NOTE 2: On January 5, 2017, pursuant to a securities purchase agreement and a secured promissory note for $830,000 available in five tranches, the Company drew $170,000 and received $150,000 in cash net of $15,000 OID and $5,000 legal fees under this nine month secured promissory note. This note is secured by all the assets of the Company, inclusive of the Luxuria I and the Luxuria II, the member interests of its wholly owned LLC and personally guaranteed by Robert Rowe, CEO of the Company. The lender’s security interests are subordinate by law to the security interests of the August 11, 2016 lender.  This note is structured in multiple parts, first the initial $170,000 as drawn and a subsequent $660,000 which can be drawn at the Company’s option. This note does not carry a stated interest rate, (except it is 22% in event of default as defined in the promissory note), but carries an Original Issue Discount (OID) that totals $75,000 and is pro-rata on each tranche drawn. The OID will be amortized over the remaining life of the note from the date drawn. In addition, the Company is required to pay $5,000 of the lender’s legal fees which was applied to the first tranche drawn which will also be recorded as debt discount and will be amortized over the nine month life of the note. The Company received the second tranche of $110,000 and received $100,000 in cash net of $10,000 OID under this note in March 2017.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2017 is unaudited)

b) Short term convertible note

Short term convertible debt was as follows at March 31, 2017:

Convertible note	$598,300
Less: unamortized debt discounts	(16,861)

Total convertible note, net	$581,439

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

On October 5, 2016, the Company drew an additional $122,000 and received $92,000 in cash under this six month secured convertible promissory note. An OID of $20,000 was recorded as a discount to the note for the second draw and is being amortized over the remaining life of the note. Brokerage commission of $8,000 and legal fees of $2,000 were paid from this draw and recorded as debt discounts and were amortized over the remaining life of the loan. On November 3, 2016, the Company drew an additional $183,000 and received $150,000 in cash under this six month secured convertible promissory note. An OID of $30,000 and $3,000 of legal costs were recorded as a discount to the note for the third draw and are being amortized over the remaining life of the note.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2017 is unaudited)

(7) SHORT TERM LOAN AND SHORT TERM CONVERTIBLE NOTE, (continued)

b) Short term convertible note, (continued)

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense. The October 5, 2016 draw resulted in an initial fair value of $113,616 with $92,000 recorded as a debt discount and $21,616 as a derivative expense.  The November 3, 2016 draw resulted in an initial fair value of $190,356 with $150,000 recorded as a debt discount and $40,356 as a derivative expense. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.50 to 0.10; conversion price range of $0.021 to $0.036; Bond equivalent yield rate between 0.29% to 0.63% and volatility ranging from 240% to 277%. At March 31, 2017, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; conversion price range of $0.027 to $0.04; Bond equivalent yield rate 0.63% and volatility ranging from 264% to 283%.

On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest as a debt discount and is amortizing it to maturity. At March 31, 2017, the unamortized balance is $8,430.

On March 22, 2017, the Company issued 1,000,000 shares of common stock to settle $30,000 of this note. These shares were valued at $0.073 per share, or $73,000, based on the quoted trading price, and after relieving the related derivative value a gain of $3,463 was recorded. (See Note 9)

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2017 is unaudited)

(8) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

At March 31, 2017, the Company has the obligation to issue 1,000,000 shares of common stock on July 1, 2017 and 1,000,000 shares on January 1, 2018, under a new three year consulting agreement entered into on December 9, 2016. These shares will be valued at the market price for shares at the date they are earned.

b) Leases

The Company occupies dockage space pursuant to an agreement with SMH Marina Bay Boston Harbor dated October 1, 2016. We pay annual rents of approximately $12,000. The agreement renews on October 1st of each year. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary. We rented land space for the Luxuria I while it was under construction at a rate of approximately $1,900 per month. This rental was not under a lease because we did not know the length of time it would take to construct the Luxuria I.

c) Material Contracts and Agreements

On November 1, 2016, the Company entered into a three year employment agreement with its CEO, Robert Rowe. This agreement calls for him to be paid $20,000 per month in cash and for the Company to issue hin 10,000,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $0.0577 per share, for a total of $577,700, which was recorded as prepaid officer compensation and will be amortized over the one year vesting period.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2017 is unaudited)

(8) COMMITMENTS AND CONTINGENCIES (continued)

f) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

(9) STOCKHOLDERS’ DEFICIT

At March 31, 2017 and December 31, 2016, the Company has 90,000,000 shares of par value $0.0001 common stock authorized and 23,811,407 and 21,333,629 issued and outstanding. At March 31, 2017 and December 31, 2016, respectively, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

On January 1, 2017, the Company issued 927,778 shares of common stock under a consulting agreement. These shares were valued at $0.08 per share, or $62,834. On January 18, 2017, the Company issued 200,000 shares of common stock under a consulting agreement. These shares were valued at $0.08 per share, or $16,000. On January 23, 2017, the Company issued 250,000 shares of common stock under a consulting agreement. These shares were valued at $0.14 per share, or $33,750. On January 12, 2017, the Company issued 100,000 shares of common stock pursuant to the replacement $100,000 promissory note. These shares were valued at $0.06 per share, or $6,000, which was recorded as a debt discount and is being amortized over the remaining life of the loan.

On March 22, 2017, the Company issued 1,000,000 shares of common stock to settle $30,000 of the outstanding convertible debt. These shares were valued at $0.073 per share, or $73,000 based on the quoted trading price, and after relieving the related derivative value a gain of $3,463 was recorded. (See Note 7)

(10) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founders brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective

September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At March 31, 2017 and December 31, 2016, the Company had accrued interest of $4,975 and $4,482, respectively. (See Note 6)

b) Related party payable

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

(Information as to the three months ended March 31, 2017 is unaudited)

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

d) Expenses incurred to related parties during each period of operations presented:

	Three Months ended March 31, 2017	Three Months ended March 31, 2016
	(Unaudited)	(Unaudited)
Commissions - daughter of founder	$ 971	$ -
Construction management - brother of founder	$ 12,000	$ -
Consulting fees – significant stockholder	$ 106,583	$ -

e) Loan to significant consultant/stockholder

The Company extended a short term non-interest bearing loan of $50,000 to a significant consultant/stockholder. At March 31, 2017, this note is still outstanding and matures June 30, 2017.

(11) CONCENTRATIONS OF RISK

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

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at March 31, 2017 and December 31, 2016, respectively.

(12) SUBSEQUENT EVENTS

a) Short term convertible note

On May 4, 2017, the lender agreed to again extend the maturity of the note to at least May 18, 2017. It is expected that the extension will be for a greater period of time than one week, however the terms are still under negotiation.

b) Stockholder’s deficit

On May 4, 2017 the Company issued 75,000 shares of common stock in exchange for services valued at $0.035 per share, or $2,618.

c) Leases

In mid April the Luxuria I was moved to Bahia Mar Marina at Ft. Lauderdale Beach, FL. The Company pays $4,500 per month for this slip under a one year agreement.

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

Three (3) Months Ended March 31, 2017 and 2016

We had revenues of $0 and $0 for the three (3) months ended March 31, 2017 and 2016, respectively. Our only source of revenue at this time is the rental of the Miss Leah luxury floating vessel located in Boston Harbor. The rental season for the Miss Leah runs from April through October.

Cost of revenues was $1,179 compared to $3,431 for the three (3) months ended March 31, 2017 and 2016, respectively, or a sixty five point six percent (65.6%) decrease. This decrease was primarily due to a decrease in marina fees. The Boston marina was sold twice during 2016. The latest owner charges us less in slip rent.

Gross margin was ($1,179) and ($3,431) for the three (3) months ended March 31, 2017 and 2016, respectively.

General and administrative expenses were $218,546 compared to $34,816 for the three (3) months ended March 31, 2017 and 2016, respectively, an increase of five hundred twenty seven point seven percent (527.7%). General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel. The primary increases were in officer pay as a result of stock based compensation in the amount of $144,425.

Our professional fees were $214,103 compared to $23,476 for the three (3) months ended March 31, 2017 and 2016, respectively. This increase is principally the result of stock based compensation for some of our consultants in the amount of $94,166; amortization of prepaid professional fees of $16,304 and accrual of professional fees of $48,000.

Our interest expense was $195,570 compared to $11,392 for the three (3) months ended March 31, 2017 and 2016, respectively, an increase of $184,178 or sixteen hundred seventeen percent (1,617%). This increase is due to the interest expense accrued on the note payable to affiliate for the acquisition of the vessel and the amortization of various loan discounts on the short term loan received in July 2015, which was renewed in December 2016 with a new loan discount; Original Issue Discount (OID); loan discounts on the short term loan received in August 2016 and OID and loan discount on the short term loan received in January 2017.

Our initial derivative expense was $4,576 and change in fair value of derivative was $246,296 for the three months ended March 31, 2017 and zero for the three months ended March 31, 2016.

We recorded a net loss of ($384,215) compared to ($73,115) for the three (3) months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Our cash increased $27,575 for the three months ended March 31, 2016. This increase was primarily the result of our receipt of an additional $250,000 debt proceeds during the quarter.

As of March 31, 2017, we had cash on hand of $38,086 for our operational needs. Currently, our operating expenses are approximately $14,500 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $100,000 on July 15, 2017 and a second one in one lump payment in the amount of $598,300 on May 18, 2017. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately two (2) months before repayment of the $598,300 due on May 18, 2017 and the $100,000 due on July 15, 2017.

Investing Activities

There were no investing activities during the three months ended March 31, 2017.

Financing Activities

During the three (3) months ended March 31, 2017 we funded our working capital requirements principally through the use of proceeds of $250,000 from additional debt.

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

Revenue Recognition

Rental Revenue. Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the marina dockage fees and fees charged by the web site Homeaway, where the floating vessel is advertised for rent.

Sale Revenue.  Revenue is recognized when earned, generally at closing of the sale of a vessel. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the capitalized cost of constructing a vessel.

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

Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivative are removed from the balance sheet, the shares issued upon conversion of the note are recorded at their fair value and a gain or loss recognized.

Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 m) of Notes to the unaudited Consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. At present, we expect to generate revenue from this vessel as a short-term vacation rental in the future. We listed this vessel for sale in June of 2015.

As of March 31, 2017, we had cash on hand of $38,086 for our operational needs. Currently, our operating expenses are approximately $14,500 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $100,000 on July 15, 2017 and a second one in one lump payment in the amount of $598,300 on May 18, 2017. If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately two (2) months before repayment of the $598,300 due on May 18, 2017 and the $100,000 due on July 15, 2017.

We are focusing our efforts on commercializing luxury stationary vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015. Luxuria is approximately one thousand six hundred (1,600) square feet, with two (2) bedrooms and bathrooms, and sleeps up to six (6) people. We began construction of Luxuria I in March 2016 and it is substantially complete after March 2017. We have begun negotiating for the construction of the barge bottom for Luxuria II.

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

As of March 2017, we have expended $571,404 for the construction of Luxuria I, of which $70,000 was a non-cash payment in common stock of the Company.

We anticipate that each vessel will take between five (5) to seven (7) months, per vessel to construct once we begin Luxuria II, as Luxuria I had delays due to various unforseen circumstances and changes needed during the process of construction. We will require additional funds to develop and carry out our future plans including construction of our third vessel. We have secured funding for the construction of Luxuria II. We begin marketing each vessel when manufacturing commences.

Our first Luxuria barge bottom was delivered to us in late February 2016. We issued 425,000 shares of our common stock as payment for this barge bottom, valued at $70,000, or $0.16 per share, under an agreement dated August 11, 2016, at which time the market price of the stock was $0.23 per share. This party has not accepted the stock certificate and recently informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated price per share.

Our company owned vessel, the Miss Leah, is listed for sale at the price of $379,000. If sold, the Company is required to pay $200,000 to the creditor holding the $598,300 note at closing.  The retail price of the Luxuria is between $1,200,000 and $1,400,000. The subsequent sale of the Luxuria vessel would provide sufficient capital to construct two more Luxuria models. The sale of two (2) additional Luxuria models would provide sufficient net cash to construct four (4) Luxuria models.

Until such time as the Miss Leah is sold, we will continue to rent the vessel on a short term basis. We plan to market the Luxuria models to yacht brokers, real estate brokers and boat dealerships.

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. On October 5, 2016, pursuant to this securities purchase agreement and secured convertible promissory note, the Company drew $122,000 and received $92,000 in cash and on November 3, 2016, the Company drew $183,000 and received $150,000 in cash. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw, $20,000 for the second draw and $30,000 for the third draw and is being amortized over the remaining portion of the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $30,500 of brokerage commission which was withheld from the first two draws, both of which were also recorded as debt discounts and are being amortized over the six month life of the note. Also, the Company was required to issue 100,000 shares of restricted common stock which were valued at $0.10 per share based on then recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three-month period ending March 31, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On January 5, 2017, pursuant to a securities purchase agreement and a secured promissory note for $830,000 available in five tranches, the Company drew $170,000 and received $150,000 in cash net of $15,000 OID and $5,000 legal fees under this nine month secured promissory note. On March 9, 2017, the Company drew $110,000 and received $100,000 in cash net of $10,000 OID under this nine month secured promissory note.  This note is secured by all the assets of the Company, inclusive of the Luxuria I and the Luxuria II, the member interests of its wholly owned LLC and personally guaranteed by Robert Rowe, CEO of the Company. The lender’s security interests are subordinate to the security interests of the August 11, 2016 lender.  This note is structured in multiple parts, first the initial $170,000 as drawn and a subsequent $660,000 which can be drawn at the Company’s option in tranches. This note does not carry a stated interest rate, (except in event of default as defined in the promissory note), but carries an Original Issue Discount (OID) that totals $75,000 and is pro-rata on each tranche drawn. In addition, the Company is required to pay $5,000 of the lender’s legal fees which was applied to the first tranche drawn.

On January 19, 2017, the Company entered into a Consulting Agreement with Oliver Kalani and issued 200,000 shares pursuant thereto, valued at $16,000.

On January 23, 2017, the Company entered into a Consulting Agreement with Magno Company and issued 250,000 shares pursuant thereto, valued at $33,750.

On February 15, 2017, the Company issued 100,000 shares to Richy Biamos in conjunction with the extension of his note. The shares were valued at $6,000.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On May 3, 2017 the Company issued 75,000 shares of Common Stock to Carter, Terry &  Company pursuant to an amendment to the Agreement between the Carter, Terry and the Company entered into on January 27, 2016.

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

Dated: May 15, 2017