Form 10-Q
period 2017-06-30
Global Boatworks Holdings, Inc.
filed 2017-08-14
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 14, 2017 we had 62,044,099 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

ASSETS	June 30, 2017	December 31, 2016
CURRENT ASSETS	(Unaudited)
Cash	$ 13,405	$ 10,511
Construction in progress	-	431,501
Short term loan to related party	50,000	50,000
Prepaid officer compensation	192,567	481,417
Prepaid expenses	46,666	47,593
Total current assets	302,638	1,021,022
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessels held for sale	677,180	-
PROPERTY AND EQUIPMENT - OTHER
Architectural plans, net of $2,280 and $1,368 amortization	10,486	11,398
Total property and equipment	687,666	11,398
Total Assets	$ 990,304	$ 1,032,420
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 259,753	$ 127,776
Deferred revenue	11,046	-
Short term loan - related party	19,515	200
Short-term loans, net of discount of $12,184 and $0	323,959	100,000
Short term convertible loans, net of discount of $115,444 and $165,494	625,305	429,906
Fair value of derivative liability	614,503	780,685
Current portion of long term debt	4,572	-
Due to related party predecessor	3,888	3,888
Total current liabilities	1,862,541	1,442,455
LONG TERM LIABILITIES
Long term debt to third party	29,630	-
Note payable and accrued interest for the vessel - related party	105,468	104,482
Total long term liabilities	135,098	104,482
Total Liabilities	1,997,639	1,546,937
Commitments and contingencies (see Note 9)
Redeemable preferred stock Series A, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016 ($1,000 redemption value)	1,000	1,000
STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001; 10,000,000 shares authorized; 9,000,000 available for issuance	-	-
Common stock, par $0.0001; 1,000,000,000 shares authorized; 50,436,407 and 21,333,629 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	5,044	2,133
Additional paid-in capital	1,849,460	1,087,261
Accumulated deficit	(2,862,839)	(1,604,911)
Total stockholders’ deficit	(1,008,335)	(515,517)
Total Liabilities and Stockholders’ Deficit	$ 990,304	$ 1,032,420

The accompanying unaudited notes are an integral part of the unaudited financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES	$ 16,115	$ 12,640	$ 16,115	$ 12,640

COST OF REVENUES	2,538	4,644	3,717	8,075

GROSS MARGIN	13,577	7,996	12,398	4,565

OPERATING EXPENSES
General and administrative	517,842	38,556	736,388	73,372
Professional fees	248,018	42,623	462,121	66,099

Total operating expenses	765,860	81,179	1,198,509	139,471

Loss from operations	(752,283)	(73,183)	(1,186,111)	(134,906)

Other income (expense)
Interest expense	(71,449)	(11,612)	(267,021)	(23,004)
Gain on extinguishment of debt	-	-	3,463	-
Initial and change in fair value of derivative	(35,579)	-	206,141	-
Loss on accrued expense settlement	(14,400)	-	(14,400)	-

Total other income (expense)	(121,428)	(11,612)	(71,817)	(23,004)

Net loss	$ (873,711)	$ (84,795)	$ (1,257,928)	$ (157,910)

Loss per weighted average common share	$ (0.03)	$ (0.01)	$ (0.04)	$ (0.02)

Number of weighted average common shares outstanding - Basic and Diluted	33,816,871	6,985,385	28,424,651	6,869,176

The accompanying unaudited notes are an integral part of the unaudited financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the six months ended June 30, 2017

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2016	-	$ -	21,333,629	$ 2,133	$ 1,087,261	$ (1,604,911)	$ (515,517)

Shares issued as a note extension fee	-	-	100,000	10	5,990	-	6,000
Shares issued for services	-	-	16,452,778	1,646	548,564	-	550,210
Shares issued upon debt conversion	-	-	7,750,000	775	85,725	-	86,500
Shares issued to settle accrued expense	-	-	4,800,000	480	61,920	-	62,400
Beneficial conversion feature on Convertible notes	-	-	-	-	60,000	-	60,000
Net loss, six months ended June 30, 2017	-	-	-	-	-	(1,257,928)	(1,257,928)

BALANCE, June 30, 2017	-	$ -	50,436,407	$ 5,044	$ 1,849,460	$ (2,862,839)	$ (1,008,335)

The accompanying unaudited notes are an integral part of the unaudited financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30,

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016
Net loss	$ (1,257,928)	$ (157,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial and change in fair value of derivative	(206,141)	-
Gain on extinguishment of debt	(3,463)	-
Loss on accrued expenses conversion	14,400	-
Issuance of redeemable preferred stock for services	-	1,000
Issuance of common stock for services	550,210	-
Amortization of architectural plans	912	456
Amortization of common stock issued for prepaid services	325,343	12,000
Amortization of prepaid interest	-	7,500
Amortization of loan discounts	260,231	12,502
Amortization of prepaid loan fee	-	852
Changes in operating assets and liabilities
(Increase) decrease in Luxuria construction in progress	(233,679)	(13,606)
(Increase) decrease in prepaid expenses	29,071	8,012
Increase (decrease) in accounts payable and accrued expenses	80,928	45,147
Increase (decrease) in deferred revenue	11,046	11,462
Increase (decrease) in embedded derivative value	72,600	-
Net cash used in operating activities	(356,470)	(72,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	25,000
Proceeds from cash advance on credit card	-	2,300
Proceeds from related party loans	20,000	-
Repayments on related party loans	(485)	-
Proceeds from third party loans	340,647	-
Repayments on third party loans	(798)	-

Net cash provided by financing activities	359,364	27,300

Net increase (decrease) in cash	2,894	(45,285)

CASH, beginning of period	10,511	47,479

CASH, end of period	$ 13,405	$ 2,194
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 11,557	$ 2,154
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Common stock issued for prepaid services	$ -	$ 65,000
Common stock issued upon conversion of convertible debt	$ 13,500	$ -
Common stock issued to settle accrued expenses	$ 48,000	$ -
Construction in progress costs purchased with third party loan	$ 35,000	$ -
Transfer of construction in progress to fixed assets	$ 677,180	$ -
Initial derivatives recorded as debt discount	$ 86,422	$ -

The accompanying unaudited notes are an integral part of the unaudited financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” “Successor” or “Global”), was formed on May 11, 2015, under the laws of the State of Florida to reorganize Global Boatworks, LLC. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida.  The Company’s business activities to date have primarily consisted of the formation of a business plan for building luxury floating vessels on a barge bottom, rental activities of the existing vessel, the Miss Leah, and the construction of the first new vessel, Luxuria I. On September 25, 2014, effective the close of business September 24, 2014, the Company acquired a luxury floating vessel from Financial Innovators Corp., (“Predecessor” or “Financial Innovators”), and operates it as a rental property, based in Boston harbor.

The accompanying consolidated financial statements include the activities of Global Boatworks Holdings, Inc. and Global Boatworks, LLC, its wholly owned subsidiary.

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN

a) Basis of Presentation and Principles of Consolidation

The comparative figures shown throughout these unaudited consolidated financial statements are the historical results of Global Boatworks Holdings, Inc. inclusive of its wholly owned subsidiary Global Boatworks, LLC. The Company has retroactively restated amounts within certain components of Stockholders' Deficit on the accompanying unaudited consolidated financial statements and footnotes to account for the acquisition and reorganization of Global Boatworks, LLC. All intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in the June 30, 2017 unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, filed in Form 10-K filed on March 30, 2017 with the U.S. Securities and Exchange Commission.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements involved the valuation of construction in progress and resulting completed floating vessel, depreciable life of the luxury floating vessel, valuation of other long lived assets, the valuation of derivatives, the valuation of common and preferred stock issued as compensation, and valuation allowance of deferred income tax benefit.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern for the period of twelve months from the issuance date of this report, as reflected by the working capital deficit, accumulated deficit and stockholder’s deficit of $1,559,943; $2,862,839 and $1,008,335 (unaudited) at June 30, 2017. The Company had a net loss of $1,257,928 and used cash of $356,470 in operating activities in the six months ended June 30, 2017 (unaudited). In addition several of our promissory note obligations are in default of maturity date payments. The Company is expected to have increasing expenses as a result of becoming a publicly held company and constructing new vessels without immediate increases in revenues as they continue to implement their plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessel. It is also seeking to raise sufficient equity capital to enable it to pay off its existing debt. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at June 30, 2017 (unaudited) or December 31, 2016.

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

(Information as to the six months ended June 30, 2017 is unaudited)

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2017 (unaudited) and December 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2017 (unaudited)	December 31, 2016
Level 3 – Embedded Derivative Liability	$614,503	$780,685

Changes in Level 3 assets measured at fair value for the quarter ended June 30, 2017 (unaudited) were as follows:

Balance, December 31, 2016	$780,685
Portion of initial valuation recorded as debt discount	86,422
Amortization to gain on extinguishment upon conversion	(46,463)
Initial and change in fair value of derivative	(206,141)
Balance, June 30, 2017 (unaudited)	$614,503

f) Revenue recognition

Rental Revenue Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the marina dockage fees and fees charged by the third party web site, where the floating vessel is advertised for rent.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

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

As of June 30, 2017 tax years 2014, 2015 and 2016 for the LLC and 2015 and 2016 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

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

l) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share  is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 83,382,147 and 16,511,370 common stock equivalents at June 30, 2017 (unaudited) and December 31, 2016, respectively.

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

(Information as to the six months ended June 30, 2017 is unaudited)

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

In April 2016, FASB issued Accounting Standards Update (“ASU”), 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year to annual reporting periods beginning after December 15, 2017. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition

In May 2016, FASB issued Accounting Standards Update (“ASU”), 2016-12— Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year to December 15, 2017. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m) Recent accounting pronouncements (continued)

In December 2016, FASB issued Accounting Standards Update (“ASU”), 2016-20 — Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this Update affect the guidance in Update 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

(4) CONSTRUCTION IN PROGRESS

Construction in progress represents the capitalized construction of its Luxuria floating vessel(s) being constructed for sale. At June 30, 2017, the Luxuria I was complete and transferred to fixed assets as it is held for rental and/or sale.

(5) PROPERTY AND EQUIPMENT

Property and Equipment held for sale consists of the following at June 30, 2017 (unaudited) and December 31, 2016:

	June 30, 2017	December 31, 2016
Miss Leah floating vessel	$-	$-
Luxuria I floating vessel	677,180	-
Less: accumulated depreciation	-	-
Total P&E held for sale	$677,180	$0

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

On June 30, 2017, the Company transferred the Luxuria I, a two story luxury floating living vessel  in the South Florida architectural style, built on a barge platform, from construction in progress to fixed assets as it is complete. The Company has the Luxuria I available for either vacation rental or outright sale. As long as it is available for vacation rental the Company will record depreciation over a 20 year period.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(5) PROPERTY AND EQUIPMENT, (continued)

Property and Equipment consists of the following at June 30, 2017 (unaudited) and December 31, 2016:

	June 30, 2017	December 31, 2016
Architectural plans	$ 12,766	$ 12,766
Less: accumulated amortization	(2,280)	(1,368)
Total P&E	$ 10,486	$ 11,398

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and has begun amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the six months ended June 30, 2017, was $912.

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

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000. Outstanding principal and interest totaled $105,468 at June 30, 2017 (unaudited).

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt was, as follows, at June 30, 2017 (unaudited):

Note 1	$ 40,000
Note 2	280,000
Note 3	13,977
Note 4	2,166
Less: unamortized debt discounts	(12,184)
Total short term notes, net	$ 323,959

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

a) Short term notes, (continued)

NOTE 1: On July 9, 2015, the company entered into a loan agreement in the amount of $151,700 with a shareholder. The company issued 250,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $25,000, or $0.10 per share (based on the recent private placement sales) and was recorded as a discount and is being amortized at a rate of $2,083 per month over the life of the loan. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 were deducted from the proceeds of the loan. These were amortized each month at the rate of $1,250 and $142 over the life of the loan, respectively. We were obligated to pay the principal and interest due on July 9, 2016. The loan was secured by the Miss Leah, our company owned vessel.

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

The $100,000 remaining balance of the original note was renegotiated into a new note on December 5, 2016 which matured on July 15, 2017. This new note carries interest at a rate of 16.8% which is payable in cash monthly. The Company paid $8,400 in interest during the six months ended June 30, 2017. This new note required the Company to issue 100,000 shares which were valued at $6,000 which was recorded as a discount to be amortized over the remaining life of the note. The remaining note balance and unamortized discount balance at June 30, 2017, is $40,000 (see following assignments) and $459 (unaudited).

This $100,000 note holder sold $60,000 of this note to three third parties on May 17, 2017, (unaudited) and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $0.002 per share. The Company recorded a beneficial conversion feature discount of $20,000 for each of these three notes to be amortized over the life of these notes. These third parties converted $13,500 of these notes in exchange for 6,750,000 common shares in June 2017. (See Note 7 b))

NOTE 2: On January 5, 2017, pursuant to a securities purchase agreement and a secured promissory note for $830,000 available in five tranches, the Company drew $170,000 and received $150,000 in cash net of $15,000 OID and $5,000 legal fees under this nine month secured promissory note. This note is secured by all the assets of the Company, inclusive of the Luxuria I and the Luxuria II, the member interests of its wholly owned LLC and personally guaranteed by Robert Rowe, CEO of the Company. The lender’s security interests are subordinate by law to the security interests of the August 11, 2016 lender.  This note is structured in multiple parts, first the initial $170,000 as drawn and a subsequent $660,000 which can be drawn at the Company’s option. This note does not carry a stated interest rate, (except it is 22% in event of default as defined in the promissory note), but carries an Original Issue Discount (OID) that totals $75,000 and is pro-rata on each tranche drawn. The OID will be amortized over the remaining life of the note from the date drawn. In addition, the Company is required to pay $5,000 of the lender’s legal fees which was applied to the first tranche drawn. which will also be recorded as debt discount and will be amortized over the nine month life of the note. The Company received the second tranche of $110,000 and received $100,000 in cash net of $10,000 OID under this note in March 2017. At June 30, 2017, the balance of this note and the unamortized discount is $280,000 and $11,725, respectively.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

a) Short term notes, (continued)

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

NOTES 3 AND 4: On April 19, 2017, the Company entered into an eight month financing of the $14,500 Luxuria I annual insurance premium. On June 15, 2017, the Company entered into a six month financing of the $3,211 Miss Leah 10 month insurance premium.

b) Short term convertible notes

Short term convertible debt was, as follows, at June 30, 2017 (unaudited):

Convertible note 1	$ 200,000
Convertible note 2	416,249
Convertible note 3	15,000
Convertible note 4	15,500
Convertible note 5	15,500
Convertible note 6	15,500
Convertible note 7	63,000
Less: unamortized debt discounts	(115,444)
Total convertible notes, net	$ 625,305

NOTES 1 AND 2: On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and is being amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which were also recorded as debt discounts and are being amortized over the six month life of the note. Also, the Company is required to issue 100,000 shares of restricted common stock which was valued at $0.10 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carries an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

b) Short term convertible notes, (continued)

On October 5, 2016, the Company drew an additional $122,000 and received $92,000 in cash under this six month secured convertible promissory note. An OID of $20,000 was recorded as a discount to the note for the second draw and is being amortized over the remaining life of the note. On November 3, 2016, the Company drew an additional $183,000 and received $150,000 in cash under this six month secured convertible promissory note. An OID of $30,000 and legal costs of $3,000 were recorded as discounts to the note for the third draw and are being amortized over the remaining life of the note.

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense. The October 5, 2016 draw resulted in an initial fair value of $113,616 with $92,000 recorded as a debt discount and $21,616 as a derivative expense.  The November 3, 2016 draw resulted in an initial fair value of $190,356 with $150,000 recorded as a debt discount and $40,356 as a derivative expense. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.50 to 0.10;  conversion price range of $0.021 to $0.036; Bond equivalent yield rate between 0.29% to 0.63% and volatility ranging from 240% to 277%. At June 30, 2017, (unaudited) the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at June 30, 2017 $0.017 with the conversion price of $0.01; Bond equivalent yield rate 1.12%.

On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest as a debt discount and is amortizing it to maturity. At June 30, 2017, (unaudited) the unamortized balance is $0.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

b) Short term convertible notes, (continued)

On March 22, 2017, the Company issued 1,000,000 shares of common stock to settle $30,000 of this note. These shares were valued at $0.073 per share, or $73,000, based on the quoted trading price, and after relieving the related derivative value a gain of $3,463 was recorded. (See Note 10)

In May 2017, the lender bifurcated the original note, which had a then remaining balance of $598,300, into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 is collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. At June 30, 2017, (unaudited) the unamortized balance of the extension fee is $8,194.

Note 1 requires a mandatory partial prepayment of $200,000 if and when the Company sells the Miss Leah, upon the receipt of which the lender has agreed to release the security interest in the vessel. Note 2 contains no such provision.  All other provisions of the original note are carried over to these two new notes. The maturity date of theses two notes was August 11, 2017. On August 11, 2017, the lender agreed to negotiate a three month extension which is expected to be completed before August 21, 2017.

NOTE 3: On April 15, 2017, the Company entered into a 10% convertible promissory note in the amount of $15,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 60% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, (unaudited) $0.025 with the conversion price of $0.015; Bond equivalent yield rate 0.92%. At June 30, 2017, (unaudited) the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at June 30, 2017 $0.017 with the conversion price of $0.01; Bond equivalent yield rate 1.12%. The unamortized balance is $7,846 at June 30, 2017.

NOTES 4, 5 and 6: On May 17, 2017, (unaudited) (as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $0.002 per share. A beneficial conversion feature was recorded at issuance of $20,000 per note and will be amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes  in exchange for 6,750,000 shares in June 2017. At June 30, 2017, the unamortized discount was $44,175, after amortization of $15,825 for the six months ended June 30, 2017.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

b) Short term convertible notes, (continued)

NOTE 7: On June 8, 2017, pursuant to a securities purchase agreement and a one year convertible promissory note for $63,000 the Company received $60,000. In addition, the Company is required to pay $2,500 of the lender’s legal fees and $500 of due diligence fees which were withheld from the funds provided. This note carries a 12% interest rate, with all interest due at maturity.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 61% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $54,651 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at June 15, 2017, (unaudited) $0.017 with the conversion price of $0.0104; Bond equivalent yield rate 1.11%. At June 30, 2017, (unaudited) the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at June 30, 2017 $0.017 with the conversion price of $0.01; Bond equivalent yield rate 1.12%. The unamortized discount at June 30, 2017 was $55,229.

(8) PROMISSORY NOTE - RELATED PARTY

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At June 30, 2017, (unaudited) this note balance is $19,515.

(9) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

At June 30, 2017, the Company has the obligation to issue 1,000,000 shares of common stock on July 1, 2017 and 1,000,000 shares on January 1, 2018, under a new three year consulting agreement entered into on December 9, 2016. These shares will be valued at the market price for shares at the date they are earned.

b) Leases

The Company occupies dockage space for the Miss Leah pursuant to an agreement with SHM Marina Bay, LLC dated October 1, 2016. We pay annual rents of approximately $12,000. The Company occupies dockage space for the Luxuria I pursuant to an agreement with Bahia Mar Marina Bay, LLC dated May 1, 2017. We pay annual rents of approximately $53,636. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(9) COMMITMENTS AND CONTINGENCIES, (continued)

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

d) Investment Banking Agreement

In February 2016 the Company entered into a two year investment banking agreement to raise capital. Pursuant to this agreement the Company is obligated to pay a cash success fee between 6% and 10%, depending on the amount raised as well as issue common stock in the amount of 4% of the amount raised. This agreement has been terminated.

e) Common Stock Subscription Agreement

In the last quarter of 2014, as memorialized in May 2015, the Company received a stock subscription agreement from a now former officer and director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, such as labor and materials for the construction of the barge bottom, or $0.167 per share. Through June 30, 2016 this former officer and director has paid $55,000 and received 330,000 shares, respectively. In August 2016, the Company issued 425,000 shares of our restricted common stock to this former officer and director in exchange for the construction of the barge bottom for Luxuria I, delivered in February, valued at $70,000, based on a signed negotiated agreement.

f) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2017 (unaudited), there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

This party discussed in e) above has not accepted the stock certificate and recently informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated signed contractual price per share.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(10) STOCKHOLDERS’ DEFICIT

At June 30, 2017 (unaudited) and December 31, 2016, the Company has 1,000,000,000 shares of par value $0.0001 common stock authorized and 50,436,407 (unaudited) and 21,333,629 issued and outstanding; the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

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

On March 22, 2017, the Company issued 1,000,000 shares of common stock to settle $30,000 of the outstanding convertible debt. These shares were valued at $0.073 per share, or $73,000 based on the quoted trading price, and after relieving the related derivative value a gain of $3,463 was recorded. (See Note 7)

On May 4, 2017, the Company issued 75,000 shares  of common stock under a consulting agreement. These shares were valued at $0.035 per share, or $2,625. On May 19, 2017, the Company issued 5,000,000 and 5,000,000 shares  of common stock to the Company’s two officers in exchange for services rendered. These shares were valued at $0.029 per share, or $145,000 and $145,000.  On May 19, 2017, the Company issued 5,000,000 shares  of common stock to the brother of the Company’s CEO in exchange for services rendered. These shares were valued at $0.029 per share, or $145,000. On May 25, 2017, the Company issued 4,800,000  shares  of common stock to settle $48,000 of expenses accrued under a consulting agreement. These shares were valued at $0.013 per share, or $62,400. Accordingly, the Company recorded $14,400 as a loss on accrued expenses settlement. On June 17, 2017, the Company issued 2,250,000; 2,250,000 and 2,250,000 shares  of common stock to three parties to settle an aggregate $13,500 of debt of Convertible Notes 4, 5 and 6. These shares were valued at $0.002 per share, or $4,500; $4,500 and $4,500.

Share valuations for services and settlements were based on the quoted trading price on the requisite measurement dates.

(11) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founders brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At June 30, 2017 (unaudited) and December 31, 2016, the Company had accrued interest of $5,468 and $4,482, respectively.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(11) RELATED PARTIES, (continued)

c) Common stock subscription receivable

In the last quarter 2014 as memorialized in May 2015, the Company received a stock subscription agreement from a now former director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $0.167 per share. In 2014 and 2015 this now former director contributed $5,000 and $50,000 and received 30,000 and 300,000 shares, respectively. In 2016 he constructed the barge bottom for the Luxuria I and received 425,000 shares valued at $70,000. (See Note 9 f))

d) Payments to related parties during each period of operations presented:

	Six Months ended June 30, 2017	Six Months ended June 30, 2016
	(Unaudited)	(Unaudited)
Commissions - daughter of founder	$ 971	$ 2,640
Construction management - brother of founder	$ 28,500	$ -

e) Promissory note

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At June 30, 2017, (unaudited) this note balance is $19,515.

(12) CONCENTRATIONS OF RISK

The Company has only one revenue producing asset at June 30, 2017, the Miss Leah floating vessel which is located in Boston Harbor. The rental season at this location is generally from March through October. The Company primarily utilizes one booking agent to schedule bookings from customers and collect the revenue. If required the Company believes it could obtain bookings through an alternative provider.

The Company transferred the Luxuria I, which is located in Pompano Beach, Florida, from Construction in progress to Property and equipment held for sale on June 30, 2017. The Company has this vessel listed with two booking agents to schedule bookings from customers and collect the revenue and also has it listed for sale.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at June 30, 2017 (unaudited) and December 31, 2016, respectively.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2017 is unaudited)

(13) SUBSEQUENT EVENTS

a) Short term notes

The $40,000 balance of Note 1 matured on July 15, 2017, and is in default. The Company and the lender are negotiating the terms of an extension.

b) Short term convertible notes

On July 14, 2017, the Company issued 2,307,692 shares of common stock to settle $18,000 of this note.

The bifurcated convertible Notes 1 and 2 in the remaining balances of $171,056 and $416,249 matured on August 11, 2017. On August 11, 2017, the lender agreed to extend these notes for an additional three month period.

On August 10, 2017, a lender converted $10,944 of the outstanding Note 1 convertible debt.

c) Stockholders’ deficit

At June 30, 2017, the Company has the obligation to issue 1,000,000 shares of common stock on July 1, 2017 and 1,000,000 shares on January 1, 2018, under a new three year consulting agreement entered into on December 9, 2016. These shares will be valued at the market price for shares at the date they are earned.

On May 26, 2017 the Board of Directors of the Company and a majority in interest of the shareholders of the Company approved an increase in the number of authorized common shares from 90,000,000 (Ninety Million) to 1,000,000,000 (One Billion). The articles of incorporation of the Company were amended effective July 17, 2017, effecting the increase.

On July 17, 2017, the Company issued 2,750,000 and 2,750,000 shares  of common stock to two parties to convert an aggregate $11,000 of debt of Convertible Notes 5 and 6. These shares were converted at $0.002 per share, or $5,500 and $5,500.

On August 10, 2017, the Company issued 3,800,000 shares of common stock upon conversion of $10,944 of the outstanding Note 1 convertible debt. These share were valued at $0.04 per share, or $15,200 based on the quoted trading price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were founded in June of 2014 to commercialize luxury living floating vessels. We plan to generate revenues from the sale of and rental of the vessels initially in South Florida. Our newly developed Luxuria model features a South Florida modern style, and is approximately one thousand six hundred (1,600) square feet under air. The vessel offers amenities typically found in a luxury home.

Three (3) Months Ended June 30, 2017 and 2016

We had revenues of $16,115 and $12,640 for the three (3) months ended June 30, 2017 and 2016, respectively, or a twenty seven point five percent (27.5%) increase.

Cost of revenues was $2,538 compared to $4,644 for the three (3) months ended June 30, 2017 and 2016, respectively, or a forty five point four percent (45.4%) decrease. This decrease was primarily due to a decrease in marina fees.

Gross margin was $13,577 and $7,996 for the three (3) months ended June 30, 2017 and 2016, respectively.

General and administrative expenses were $517,842 compared to $38,556 for the three (3) months ended June 30, 2017 and 2016, respectively, an increase of twelve hundred forty three percent (1,243%). General and administrative expenses are principally composed of public company expenses, insurance, maintenance, officer pay and travel. The primary cause of the increase was stock based compensation for the officers of the Company.

Our professional fees were $248,018 compared to $42,623 for the three (3) months ended June 30, 2017 and 2016, respectively.

Our interest expense was $71,449 compared to $11,612 for the three (3) months ended June 30, 2017 and 2016, respectively, an increase of $59,837 or five hundred fifteen percent (515%). This increase is due to the interest expense accrued on the note payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and loan discount on short term loans.

Our derivative expense and change in fair value of derivative was a $35,579 net expense for the three months ended June 30, 2017 and zero for the three months ended June 30, 2016.

We recorded a net loss of ($873,711) compared to ($84,795) for the three (3) months ended June 30, 2017 and 2016, respectively.

Six (6) Months Ended June 30, 2017 and 2016

We had revenues of $16,115 and $12,640 for the six (6) months ended June 30, 2017 and 2016, respectively, or a twenty seven point five percent (27.5%) increase.

Cost of revenues was $3,717 compared to $8,075 for the six (6) months ended June 30, 2017 and 2016, respectively, or a fifty four percent (54%) decrease. This decrease was primarily due to an decrease in marina fees.

Gross margin was $12,398 and $4,565 for the six (6) months ended June 30, 2017 and 2016, respectively.

General and administrative expenses were $736,388 compared to $73,372 for the six (6) months ended June 30, 2017 and 2016, respectively, an increase of nine hundred three point six percent (903.6%). General and administrative expenses are principally composed of public company expenses, insurance, maintenance, officer pay and travel. The primary increase was in stock based compensation for the officers.

Our professional fees were $462,121 compared to $66,099 for the six (6) months ended June 30, 2017 and 2016, respectively.

Our interest expense was $267,021 compared to $23,004 for the six (6) months ended June 30, 2017 and 2016, respectively, an increase of $244,017 or one thousand sixty percent (1,060%). This increase is due to the interest expense accrued on the note payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and loan discount on short term loans

Our derivative expense and change in fair value of derivative was a $206,141 net income for the six months ended June 30, 2017 and zero for the six months ended June 30, 2016.

We recorded a net loss of ($1,257,928) compared to ($157,910) for the six (6) months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources Cash Flow Activities

Operating Activities

Our cash increased $2,894 for the six months ended June 30, 2017. We used $356,470 of cash in operating activities during the six months. Our operating activities consisted primarily of completing the construction of the Luxuria I.

Financing Activities

During the six (6) months ended June 30, 2017 we funded our working capital requirements principally through the proceeds of third party loans in the amount of $340,647.

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

Construction in progress

Costs to construct vessels are capitalized during the construction phase. Upon completion of a vessel the Company will either sell the vessel or place in it service as a rental property. If the vessel is to be leased the construction costs are transferred to property and equipment held for sale and depreciated over its useful life.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 m) of Notes to the unaudited consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. At present, we expect to generate revenue from this vessel as a short-term vacation rental in the future. We listed this vessel for sale in June of 2015. As of June 30, 2017, we transferred the Luxuria I from construction in process to fixed assets. We have the Luxuria I listed both for sale and for rental. Early in the third quarter the Luxuria I was rented.

As of June 30, 2017, we had cash on hand of $13,405 for our operational needs. As of August 11, 2017, our cash balance was approximately $22,500. Currently, our operating expenses are approximately $12,500 per month.

We were obligated to repay an outstanding loan in one lump payment in the amount of $40,000 on July 15, 2017, which is past due as of the date of this filing and is under negotiations for an extension. We were obligated to repay two outstanding loans in one lump payment in the amount of $416,249 and $182,000 on August 11, 2017, which is past due as of the date of this filing and are under negotiations for an extension. We are obligated to repay an outstanding loan in one lump payment in the amount of $280,000 on October 5, 2017. We are obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017. We are obligated to repay three outstanding loans in one lump payment in the amounts of $15,500; $15,500 and $15,500 on May 17, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $63,000 on June 7, 2018.

If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately zero (0) months.

We plan to focus our future efforts on commercializing luxury stationary vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015. Luxuria I is approximately one thousand six hundred (1,600) square feet, with two (2) bedrooms and bathrooms, and sleeps up to six (6) people and was completed as of June 30, 2017.

We plan to use the Luxuria as a short-term vacation rental property in South Florida and also have it listed for outright sale. We believe that using the Luxuria as a short-term vacation rental in South Florida could provide a year round source of cash flow.

While rental of the Miss Leah presently and Luxuria in the future, are expected to provide a relatively steady revenue stream to us, the construction and sale of custom designed and built luxury floating vessels are expected to generate significantly greater revenues and potential profits.

We anticipate that each vessel will cost approximately $600,000 to construct. Construction will take between three (3) to four (4) months, per vessel. We will require additional funds to develop and carry out our future plans including construction of our second Luxuria class vessel which has not yet commenced. We plan to begin marketing each vessel when manufacturing commences.

Our first Luxuria barge bottom was delivered to us in late February 2016. We issued 425,000 shares of our common stock as payment for this barge bottom, valued at $70,000, or $0.16 per share, under an agreement dated August 11, 2016, at which time the market price of the stock was $0.23 per share. This party has not accepted the stock certificate and recently informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated signed contractual price per share.

Our company owned vessel, the Miss Leah, is listed for sale at the price of $329,000. If sold, the Company is required to pay $182,000 to the creditor holding the $182,000 note at closing.  The retail price of the Luxuria is between $1,200,000 and $1,400,000. The subsequent sale of the Luxuria vessel would provide sufficient capital to repay the remaining balance of the Company’s debt.

Until such time as the Miss Leah is sold, we will continue to rent the vessel on a short term basis. We plan to market the Luxuria models to yacht brokers, real estate brokers and boat dealerships.

Our cash balance at June 30, 2017 was approximately $13,400, which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of approximately $2,862,800 from inception to June 30, 2017. A  portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

Our future plans are contingent upon the receipt of capital from either: (i) the receipt of at least $500,000 from the sale of our securities or (ii) the sale of our company owned vessels.

Until such time as the Miss Leah and the Luxuria I are sold, we will continue to rent the vessels on a vacation rental basis. We are marketing the Luxuria models to yacht brokers, real estate brokers and boat dealerships and have secured a spot for it in the Ft Lauderdale boat show in November 2017.

Should we receive funding of $500,000 from the sale of our securities in the future we plan to construct a second Luxuria model vessel.

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company received $227,500 in cash under a six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $250,000 as received and a subsequent $250,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. This OID will be recorded as a discount to the note and amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees and $22,500 of brokerage commission which was withheld from the initial $250,000 draw, both of which will also be recorded as a debt discount and amortized over the six month life of the note. Also, the Company is required to issue 100,000 shares of restricted common stock which will be valued at $0.10 per share based on recent sales of similar restricted common shares and recorded as a discount to the note and amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe.

On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest and is amortizing it to maturity. At June 30, 2017, (unaudited) the unamortized balance is $0.

On March 22, 2017, the Company issued 1,000,000 shares of common stock to settle $30,000 of this note. These shares were valued at $0.073 per share, or $73,000, based on the quoted trading price, and after relieving the related derivative value a gain of $3,463 was recorded. (See Note 9)

In May 2017, the lender bifurcated the original note into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 is collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. At June 30, 2017, (unaudited) the unamortized balance of the extension fee is $8,194.

Note 1 requires a mandatory partial prepayment of $182,000 if and when the Company sells the Miss Leah, upon the receipt of which the lender has agreed to release the security interest in the vessel. Note 2 contains no such provision.  All other provisions of the original note are carried over to these two new notes. The maturity date of theses two notes was August 11, 2017 and is currently under negotiations for extension.

In event of default the note at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below). Conversion notices (each, a “Conversion Notice”) may be effectively delivered to Company by any method of Lender’s choice (including but not limited to facsimile, email, mail, overnight courier, or personal delivery), and all Conversions shall be cash-less and not require further payment from Lender.

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

Due to the variable conversion terms, the embedded conversion option was bifurcated and recorded as a derivative liability at fair value.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three-month period ending June 30, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On May 4, 2017 the Company authorized the issuance of 5,000,000 shares of the Company’s common stock to Robert Rowe, the CEO of the Company, as bonus, subject to the forfeiture provisions of his employments agreement. The Company also authorized the issuance of 5,000,000 shares of the Company’s common stock to Leah Rowe in recognition of her service to the Company. The Company also entered into a Consulting Agreement with Ronald Rowe II and authorized the issuance of 5,000,000 shares for services pursuant thereto.

On  the Company and Power Up Lending Group Ltd. entered into a Convertible Promissory Note in the principal amount of $. The Note is convertible into shares of Company’s common stock at a price equal to 61% of the average of the lowest one (1) Trading Price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

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

Dated: August 14, 2017