Form 10-Q/A
period 2017-06-30
Global Boatworks Holdings, Inc.
filed 2017-08-15
CIK 1647705

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

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

EXPLANATORY NOTE

Global Boatworks Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for quarter ended June 30, 2017, as filed with the Securities and Exchange Commission on August 14, 2017, solely for the purpose of providing XBRL as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Other than as described above, no changes are made to the Quarterly Report on Form 10-Q as filed on August 14, 2017.

PART I—FINANCIAL INFORMATION

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

ASSETS	June 30, 2017	December 31, 2016
CURRENT ASSETS	(Unaudited)
Cash	$ 13,405	$ 10,511
Construction in progress	-	431,501
Short term loan to related party	50,000	50,000
Prepaid officer compensation	192,567	481,417
Prepaid expenses	46,666	47,593
Total current assets	302,638	1,021,022
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessels held for sale	677,180	-
PROPERTY AND EQUIPMENT - OTHER
Architectural plans, net of $2,280 and $1,368 amortization	10,486	11,398
Total property and equipment	687,666	11,398
Total Assets	$ 990,304	$ 1,032,420
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 259,753	$ 127,776
Deferred revenue	11,046	-
Short term loan - related party	19,515	200
Short-term loans, net of discount of $12,184 and $0	323,959	100,000
Short term convertible loans, net of discount of $115,444 and $165,494	625,305	429,906
Fair value of derivative liability	614,503	780,685
Current portion of long term debt	4,572	-
Due to related party predecessor	3,888	3,888
Total current liabilities	1,862,541	1,442,455
LONG TERM LIABILITIES
Long term debt to third party	29,630	-
Note payable and accrued interest for the vessel - related party	105,468	104,482
Total long term liabilities	135,098	104,482
Total Liabilities	1,997,639	1,546,937
Commitments and contingencies (see Note 9)
Redeemable preferred stock Series A, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016 ($1,000 redemption value)	1,000	1,000
STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001; 10,000,000 shares authorized; 9,000,000 available for issuance	-	-
Common stock, par $0.0001; 1,000,000,000 shares authorized at June 30, 2017 and 90,000,000 shares authorized at December 31, 2016; 50,436,407 and 21,333,629 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	5,044	2,133
Additional paid-in capital	1,849,460	1,087,261
Accumulated deficit	(2,862,839)	(1,604,911)
Total stockholders’ deficit	(1,008,335)	(515,517)
Total Liabilities and Stockholders’ Deficit	$ 990,304	$ 1,032,420

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

Dated: August 15, 2017