Form 10-Q
period 2017-09-30
Global Boatworks Holdings, Inc.
filed 2017-11-20
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

As of November 17, 2017 we had 509,044,099 shares of common stock outstanding.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

F-2

Unaudited Condensed Consolidated Statements of Operations

F-3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

F-4

Unaudited Condensed Consolidated Statements of Changes in Cash Flows

F-5

Notes to Unaudited Condensed Consolidated Financial Statements

F-6

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

ASSETS	September 30, 2017	December 31, 2016
CURRENT ASSETS	(Unaudited)
Cash	$ 9,370	$ 10,511
Construction in progress	-	431,501
Short term loan to related party	30,000	50,000
Prepaid officer compensation	48,142	481,417
Prepaid expenses	29,205	47,593
Total current assets	116,717	1,021,022
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessel held for sale, net of $16,930 and $0 depreciation	660,250	-
PROPERTY AND EQUIPMENT - OTHER
Furniture and equipment, net of $437 and $0 depreciation	5,858	-
Architectural plans, net of $2,736 and $1,368 amortization	10,030	11,398
Total property and equipment	676,138	11,398
Total Assets	$ 792,855	$ 1,032,420
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 149,671	$ 127,776
Short term loan - related party	18,168	200
Short term loans, net of discounts of $12,522 and $0	371,286	100,000
Short term convertible loans, net of discount of $88,396 and $165,494	472,512	429,906
Short term convertible loans related parties, net of discount of $14,481 and $0	1,629	-
Fair value of derivative liability	540,497	780,685
Current portion of long term debt	5,056	-
Due to related party predecessor	3,888	3,888
Total current liabilities	1,562,707	1,442,455

LONG TERM LIABILITIES
Long term debt to third party	27,933	-
Note payable and accrued interest for vessel - related party	105,961	104,482
Total long term liabilities	133,894	104,482
Total Liabilities	1,696,601	1,546,937
Commitments and contingencies (see Note 9)
Redeemable preferred stock Series A, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016 ($1,000 redemption value)	1,000	1,000
STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001; 10,000,000 shares authorized; 9,000,000 available for issuance	-	-
Common stock, par $0.0001; 1,000,000,000 shares authorized; 509,044,099 and 21,333,629 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	50,904	2,133
Additional paid-in capital	3,232,043	1,087,261
Accumulated deficit	(4,187,694)	(1,604,911)
Total stockholders’ deficit	(904,747)	(515,517)
Total Liabilities and Stockholders’ Deficit	$ 792,854	$ 1,032,420

The accompanying notes are an integral part of the condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Vessel sales	$ 222,187	$ -	$ 222,187	$ -
Rental revenue	14,840	21,913	30,955	34,553

Total revenues	237,027	21,913	253,142	34,553

COST OF REVENUES
Vessel sales cost of sales	-	-	-	-
Rental cost of sales	17,731	3,510	21,448	11,585
	17,731	3,510	21,448	11,585

GROSS MARGIN	219,296	18,403	231,694	22,968

OPERATING EXPENSES
General and administrative	768,005	40,537	1,505,305	113,453
Depreciation and amortization	17,822	456	18,734	912
Professional fees - related party	626,567	-	626,567	-
Professional fees	115,027	48,170	577,148	112,903

Total operating expenses	1,527,421	89,163	2,727,754	227,268

Loss from operations	(1,308,125)	(70,760)	(2,496,060)	(204,300)

Other income (expense)
Interest expense	(84,067)	(118,062)	(351,088)	(141,066)
Gain on extinguishment of debt, net of loss	177,489	-	180,952	-
Initial and change in fair value of derivative	(108,326)	(186,660)	97,815	(186,660)
Loss on accrued expense settlement	-	-	(14,400)	-
Total other income (expense)	(14,904)	(304,722)	(86,721)	(327,726)

Net loss	$ (1,323,029)	$ (375,482)	$ (2,582,781)	$ (532,026)

Loss per weighted average common share	$ (0.01)	$ (0.05)	$ (0.03)	$ (0.07)

Number of weighted average common shares outstanding - Basic and Diluted	180,527,875	8,196,391	79,682,785	7,365,175

The accompanying notes are an integral part of the condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the nine months ended September 30, 2017

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2016	-	$ -	21,333,629	$ 2,133	$ 1,087,261	$ (1,604,911)	$ (515,517)

Shares issued as a note extension fee	-	-	100,000	10	5,990	-	6,000
Shares issued as a note fee	-	-	1,000,000	100	14,900	-	15,000
Shares issued for services	-	-	16,452,778	1,645	548,564	-	550,209
Shares issued upon debt conversion	-	-	19,357,692	1,936	124,508	-	126,444
Shares issued to settle accrued expense	-	-	450,800,000	45,080	1,355,320	-	1,400,400
Beneficial conversion feature on Convertible notes	-	-	-	-	95,500	-	95,500
Net loss, nine months ended September 30, 2017	-	-	-	-	-	(2,582,781)	(2,582,781)

BALANCE, September 30, 2017	-	$ -	509,044,099	$ 50,904	$ 3,232,043	$ (4,187,693)	$ (904,746)

The accompanying notes are an integral part of the condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30,

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016
Net loss	$ (2,582,781)	$ (532,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial and change in fair value of derivative	(97,815)	186,660
Gain on extinguishment of debt	(223,952)	-
Interest added to note balance	35,568	-
Loss on conversion of accrued expenses	1,129,400
Loss on debt conversion	43,000	-
Issuance of common and redeemable preferred stock for services	487,375	1,000
Depreciation and amortization	18,734	912
Amortization of common stock issued for prepaid services	533,246	38,750
Amortization of debt discounts	311,874	139,033
Changes in operating assets and liabilities
(Increase) decrease in Luxuria construction in progress	(245,679)	(109,958)
(Increase) decrease in prepaid expenses	(221)	1,276
Increase (decrease) in accounts payable and accrued expenses	292,095	24,856
Increase (decrease) in deferred revenue	-	2,518
Increase (decrease) in accrued interest	8,382	-
Net cash provided by operating activities	(290,774)	(246,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investment receivable	20,000	-
Purchase of property and equipment	(6,295)	-
Net cash used in investing activities	13,705	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	81,000
Proceeds from cash advance on credit card	-	2,500
Proceeds from related party loans	20,000	200
Repayments on related party loans	(2,032)	-
Proceeds from third party loans, net of commissions paid	443,000	227,500
Repayments on third party loans	(185,040)	-
Net cash provided by financing activities	275,928	311,200

Net increase (decrease) in cash	(1,141)	64,221
CASH, beginning of period	10,511	47,479
CASH, end of period	$ 9,370	$ 111,700
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 19,151	$ 2,154
Income tax paid in cash	$ -	$ -
Non-Cash Investing and Financing Activities:
Common stock issued for loan fees	$ 15,000	$ 145,000
Common stock issued upon conversion of convertible debt	$ 83,444	$ -
Common stock issued to settle accrued expenses	$ 271,000	$ 4,032
Construction in progress costs purchased with third party loan	$ 35,000	$ -
Modification of note to convertible note	$ 60,000	$ 51,700
Transfer of construction in progress to fixed assets	$ 677,180	$ -
Initial derivatives recorded as debt discount	$ 110,631	$ 217,500
Common stock issued for prepaid services	$ 62,834	$ -

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” “Successor” or “Global”), was formed on May 11, 2015, under the laws of the State of Florida to reorganize Global Boatworks, LLC. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida.  The Company’s business activities to date have primarily consisted of the formation of a business plan for building luxury floating vessels on a barge bottom, rental activities of the existing vessels, which are held for sale or rental, and the construction of  new vessels.

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

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in the September 30, 2017 unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes for the years ended December 31, 2016 and 2015, filed in Form 10-K filed on March 30, 2017 with the U.S. Securities and Exchange Commission.

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

(Information as to the nine months ended September 30, 2017 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report, as reflected by the working capital deficit, accumulated deficit and stockholder’s deficit of $1,445,990; $4,187,694 and $904,747 (unaudited) at September 30, 2017. The Company had a net loss of $2,582,781 and used cash of $290,774 in operating activities in the nine months ended September 30, 2017 (unaudited). In addition several of our promissory note obligations are in default of maturity date payments. The Company continues to have increasing expenses as a result of becoming a publicly held company and constructing new vessels without immediate increases in revenues as they continue to implement their plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessel. It is also seeking to raise sufficient equity capital to enable it to pay off its existing debt. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at September 30, 2017 (unaudited) or December 31, 2016.

b) Construction in progress

Costs to construct vessels are capitalized during the construction phase. Upon completion of a vessel the Company will either sell the vessel or place in it service as a rental property. If the vessel is to be leased or leased while held for sale the construction costs are transferred to property and equipment and depreciated over its useful life.

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

(Information as to the nine months ended September 30, 2017 is unaudited)

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2017 (unaudited) and December 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2017 (unaudited)	December 31, 2016
Level 3 – Embedded Derivative Liability	$540,497	$780,685

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2017 (unaudited) were as follows:

Balance, December 31, 2016	$780,685
Portion of initial valuation recorded as debt discount	110,631
Amortization to gain on extinguishment upon conversion or payment	(253,004)
Initial and change in fair value of derivative	(97,815)
Balance, September 30, 2017 (unaudited)	$540,497

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

(Information as to the nine months ended September 30, 2017 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Revenue recognition, (continued)

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

As of September 30, 2017 tax years 2014, 2015 and 2016 for the LLC and 2015 and 2016 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

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

k) Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion, payment or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivative are removed from the balance sheet, The shares issued upon conversion of the note are recorded at their fair value and a  gain or loss on extinguishment is recognized, as applicable.

Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

l) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share  is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 255,096,992 and 16,511,370 common stock equivalents at September 30, 2017 (unaudited) and December 31, 2016, respectively.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure

m) Recent accounting pronouncements (continued)

requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-01 on the Company’s financial position, results of operations and cash flows.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(5) PROPERTY AND EQUIPMENT

Property and Equipment held for sale consists of the following at September 30, 2017 (unaudited) and December 31, 2016:

	September 30, 2017	December 31, 2016
Miss Leah floating vessel	-	-
Luxuria I floating vessel	677,180	-
Less: accumulated depreciation	(16,930)	-
Total P&E held for sale	660,250	0

On September 25, 2014, the Company acquired the Miss Leah, a two story luxury floating vessel in the Cape Cod architectural style built on a barge platform. The Miss Leah was based at a marina in Boston harbor. It was rented out primarily through a third party rental management company on a short term vacation type basis. The Miss Leah was built in 2004 by the founder of the Company and subsequently sold in 2006 to his brother who established the Predecessor’s rental business.  Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. As the Miss Leah has been recorded on the books of the Company at a value of $0, there is no depreciation recorded. On September 14, 2017, the Company sold the Miss Leah and recorded sales proceeds of $222,187, net of estimated sales tax due of $14,813.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(5) PROPERTY AND EQUIPMENT (continued)

Property and Equipment consists of the following at September 30, 2017 (unaudited) and December 31, 2016:

	September 30, 2017	December 31, 2016
Architectural plans	12,766	12,766
Furniture and equipment	6,295	-
Less: accumulated amortization and depreciation	(3,173)	(1,368)
Total P&E	15,888	11,398

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and has begun amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the nine  months ended September 30, 2017, was $1,368.

(6) RENTAL PROPERTY AND RELATED NOTE  PAYABLE

On September 25, 2014, the Company acquired the Miss Leah, a two story luxury floating vessel in the Cape Cod architectural style built on a barge platform. The Miss Leah was based at a marina in Boston harbor. It was rented out primarily through a third party rental management company on a short term vacation type basis. The Miss Leah was built in 2004 by  the founder of the Company and subsequently sold in 2006 to his brother who established the Predecessor’s rental business.

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital in 2014 as a distribution for $100,000. Outstanding principal and interest totaled $105,961 at September 30, 2017 (unaudited).

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows, at September 30, 2017 (unaudited):

Note 1	$ 40,467
Note 2	280,187
Note 3	11,473
Note 4	966
Note 5	50,717
Less: unamortized debt discounts	(12,524)
Total short term notes, net	$ 371,286

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

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

The $100,000 remaining balance of the original note was renegotiated into a new note on December 5, 2016 which matured on July 15, 2017. This new note carries interest at a rate of 16.8% which is payable in cash monthly. The Company paid $10,660 in interest during the nine months ended September 30, 2017. This new note required the Company to issue 100,000 shares which were valued at $6,000 which was recorded as a discount to be amortized over the remaining life of the note. The remaining note balance and unamortized discount balance at September 30, 2017, is $40,000 (see following assignments) and $0 (unaudited).The $40,000 balance of Note 1 matured on July 15, 2017, and is in default. The Company and the lender are negotiating the terms of an extension.

This $100,000 note holder sold $60,000 of this note to three third parties on May 17, 2017, (unaudited) and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $0.002 per share. The Company recorded a beneficial conversion feature discount of $20,000 for each of these three notes to be amortized over the life of these notes. These third parties converted $13,500 of these notes in exchange for 6,750,000 shares in June 2017. (See Note 7 b)). Two of these third parties converted $11,000 of these notes in exchange for 5,500,000 shares in July 2017. (See Note 7 b)). The remaining $40,000 balance matured on July 15, 2017 and is currently in default.

NOTE 2: On January 5, 2017, pursuant to a securities purchase agreement and a secured promissory note for $830,000 available in five tranches, the Company drew $170,000 and received $150,000 in cash net of $15,000 OID and $5,000 legal fees under this nine month secured promissory note. This note is secured by all the assets of the Company, inclusive of the Luxuria I and the Luxuria II, the member interests of its wholly owned LLC and personally guaranteed by Robert Rowe, CEO of the Company. The lender’s security interests are subordinate by law to the security interests of the August 11, 2016 lender.  This note is structured in multiple parts, first the initial $170,000 as drawn and a subsequent $660,000 which can be drawn at the Company’s option. This note does not carry a stated interest rate, (except it is 22% in event of default as defined in the promissory note), but carries an Original Issue Discount (OID) that totals $75,000 and is pro-rata on each tranche drawn. The OID will be amortized over the remaining life of the note from the date drawn. In addition, the Company is required to pay $5,000 of the lender’s legal fees which was applied to the first tranche drawn. which will also be recorded as debt discount and will be amortized over the nine month life of the note. The Company received the second tranche of $110,000 and received $100,000 in cash net of $10,000 OID under this note in March 2017. At September 30, 2017, the balance of this note and the unamortized discount is $280,000 and $604, respectively. This note became

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

a) Short term notes, (continued)

past due after its maturity date of October 5, 2017.

This note requires a partial prepayment if and when the Company sells the Luxuria I and Luxuria II, upon the receipt of which the lender has agreed to release the security interest in the vessels. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II. If the Company rents/leases either the Luxuria I or II, then the prepayment is 20% of the gross rental revenue. The balance owed for rental revenue at September 30, 2017 is $187.

NOTES 3 AND 4: On April 19, 2017, the Company entered into an eight month financing of the $14,500 Luxuria I annual insurance premium. On June 15, 2017, the Company entered into a six month financing of the $3,211 Miss Leah 10 month insurance premium.

NOTE 5: On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $0.015 per share based on the quoted market price and was recorded as a debt discount and is being amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable monthly.

b) Short term convertible notes

Short term convertible debt including accrued interest was, as follows, at September 30, 2017 (unaudited):

Convertible note 1	$ 0
Convertible note 2	428,737
Convertible note 3	15,690
Convertible note 4	10,511
Convertible note 5	10,511
Convertible note 6 - related party	16,111
Convertible note 7	65,216
Convertible note 8	30,246
Less: unamortized debt discounts	(102,881)
Less: Related party note, net	(1,629)
Total convertible notes, net	$ 472,512

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

b) Short term convertible notes, (continued)

NOTES 1 AND 2: On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and was amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which were also recorded as debt discounts and were amortized over the six month life of the note. Also, the Company is required to issue 100,000 shares of restricted common stock which was valued at $0.10 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carries an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

On October 5, 2016, the Company drew an additional $122,000 and received $92,000 in cash under this six month secured convertible promissory note. An OID of $20,000 was recorded as a discount to the note for the second draw and is being amortized over the remaining life of the note. On November 3, 2016, the Company drew an additional $183,000 and received $150,000 in cash under this six month secured convertible promissory note. An OID of $30,000 and legal costs of $3,000 were recorded as discounts to the note for the third draw and were  amortized over the remaining life of the note.

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

(Information as to the nine months ended September 30, 2017 is unaudited)

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense. The October 5, 2016 draw resulted in an initial fair value of $113,616 with $92,000 recorded as a debt discount and $21,616 as a derivative expense.  The November 3, 2016 draw resulted in an initial fair value of $190,356 with $150,000 recorded as a debt discount and $40,356 as a derivative expense. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.50 to 0.10; conversion price range of $0.021 to $0.036; Bond equivalent yield rate between 0.29% to 0.63% and volatility ranging from 240% to 277%. At September 30, 2017, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at September 30, 2017 of $0.017 with the conversion price of $0.01; Bond equivalent yield rate 1.12%.

On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest as a debt discount and is amortizing it to maturity. At September 30, 2017, (unaudited) the unamortized balance is $0.

On March 22, 2017, the Company issued 1,000,000 shares of common stock to settle $30,000 of this note. These shares were valued at $0.073 per share, or $73,000, based on the quoted trading price, and after relieving the related derivative value a gain of $3,463 was recorded. (See Note 10)

In May 2017, the lender bifurcated the original note, which had a then remaining balance of $598,300, into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 is collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. At September 30, 2017, (unaudited) the unamortized balance of the extension fee is $8,044.

Note 1 requires a mandatory partial prepayment of up to $200,000 if and when the Company sells the Miss Leah, upon the receipt of which the lender has agreed to release the security interest in the vessel. Note 2 contains no such provision.  All other provisions of the original note are carried over to these two new notes. The maturity date of theses two notes was August 11, 2017. On August 11, 2017, the lender agreed to negotiate three month extensions for both notes which was completed August 14, 2017, and combined extension fee of $17,619 was added to the principal balance of the notes.

On July 18, 2017, the Company issued 2,307,692 shares of common stock upon conversion $18,000 of Note 1. On August 10, 2017, the Company issued 3,800,000 shares of common stock upon conversion $10,944 of Note 1. The  convertible Notes 1 and 2 in the remaining balances of $182,000 and $416,249 matured on August 11, 2017, which was extended as discussed above. On November 11, 2017, the lender agreed to extend Note 2 for an additional three month period, which the Company expects to be finalized by November 22.

On September 14, the Company paid off the balance of Note 1 in the amount of $176,986 from the proceeds of the sale of the Miss Leah.

NOTE 3: On April 15, 2017, the Company entered into a 10% convertible promissory note in the amount of $15,000. In event of default the note carries an interest rate of 18%.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

b) Short term convertible notes, (continued)

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the0 following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 60% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, (unaudited) $0.025 with the conversion price of $0.015; Bond equivalent yield rate 0.92%. At September 30, 2017, (unaudited) the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at September 30, 2017 $0.0035 with the conversion price of $0.0021; Bond equivalent yield rate 1.18%. The unamortized balance is $8,044 at September 30, 2017.

NOTES 4, 5 and 6: On May 17, 2017, (unaudited) As discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party,  and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $0.002 per share, with a maturity date of May 16, 2018. This was accounted for as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note and will be amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750,000 shares in June 2017. On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes  in exchange for 5,500,000 shares. In September 2017, the Company modified the conversion rate of these notes to $0.0005 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new beneficial conversion feature discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. At September 30, 2017, the unamortized discount was $33,167.

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

(Information as to the nine months ended September 30, 2017 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

b) Short term convertible notes, (continued)

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 61% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $54,651 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at June 15, 2017, (unaudited) $0.017 with the conversion price of $0.0104; Bond equivalent yield rate 1.11%. At September 30, 2017, (unaudited) the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.70; Stock price at September 30, 2017 $0.0035 with the conversion price of $0.0021; Bond equivalent yield rate 1.18%. The unamortized discount at September 30, 2017 was $40,372.

NOTE 8: On April 31, 2017, the Company entered into a 10% convertible promissory note in the amount of $30,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the0 following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 60% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion. Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, (unaudited) $0.0028 with the conversion price of $0.0018; Bond equivalent yield rate 1.08%. At September 30, 2017, (unaudited) the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at September 30, 2017 $0.0035 with the conversion price of $0.0021; Bond equivalent yield rate 1.18%. The unamortized balance is $20,262 at September 30, 2017.

(8) SHORT TERM LOAN - RELATED PARTY

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At September 30, 2017, (unaudited) this note balance is $18,168.

As a result of the September 5, 2017, conversion of accrued liability to a former third party consultant for 192,000,000 shares of common stock this third party consultant became a related party. Convertible Note 6 discussed in Note 7b) is owed to this party. This party is also the recipient of the shares discussed in Note 9a)

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(9) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

The Company had the obligation to issue 1,000,000 shares of common stock on July 1, 2017, which has not been issued and has the obligation to issue 1,000,000 shares on January 1, 2018, under a three year consulting agreement entered into on December 1, 2016. These shares are earned per the agreement at 172,222 shares per monthand recognized as consulting fees and are valued at the market price for shares at the date they are earned.

b) Leases

The Company occupies dockage space for the Miss Leah pursuant to an agreement with SHM Marina Bay, LLC dated October 1, 2016. We pay annual rents of approximately $12,000. As a result of the September 2017, sale of the Miss Leah the SHM Marina Bay dockage agreement is terminated. The Company occupies dockage space for the Luxuria I pursuant to an agreement with Bahia Mar Marina Bay, LLC dated May 1, 2017. We pay annual rents of approximately $53,636. We occupy approximately four hundred (400) square feet of office space without charge at the residence of our Chief Executive Officer, President, Treasurer and Director, and  our Secretary.

c) Material Contracts and Agreements

On November 1, 2016, as amended in September 2017, the Company entered into a three year employment agreement with its CEO, Robert Rowe. This agreement calls for him to be paid $20,000 per month in cash and for the Company to issue him 10,000,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $0.0577 per share, for a total of $577,700, which was recorded as prepaid officer compensation and will be amortized over the one year vesting period. The agreement allows him to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon partial conversion the Company recognized a $515,000 conversion loss.

On December 1, 2016, we entered into an agreement (the Agreement) with Oceanside Equities, Inc., (Oceanside), a Florida corporation that provides consulting services. Oceanside agreed to provide us with services from December 1, 2016 until December 1, 2019, in exchange for a one time fee of $20,000 in cash; $16,000 per month accrued and payable in either cash or shares of restricted common stock at the Company’s election and three million one hundred thousand (3,100,000) shares of our restricted common stock, issued 1,100,000 on January 1, 2017, 1,000,000 issued on July 1, 2017 and 1,000,000 issued on January 1, 2018.  We will value these shares at the market price on the date they are earned which will be recognized over the term of the contract at the rate of 172,222 shares per month. The agreement allows Oceanside to elect to convert any accrued compensation due him for common stock at a 50% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as consulting fee expense. On September 5, 2017, upon partial conversion the Company recognized a $480,000 conversion loss.

On May 19, 2017, as amended in September 2017, the Company entered into a two year consulting agreement with a related party, Ron Rowe II. This agreement calls for him to be paid $8,000 per month in cash and for the Company to issue him 5,000,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $0.029 per share, for a total of $145,000, which was recorded as immediate consulting expense since it was issued for past services. The agreement allows the consultant to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon partial conversion the Company recognized a $120,000 conversion loss.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(9) COMMITMENTS AND CONTINGENCIES, (continued)

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

f) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2017 (unaudited), there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

This party discussed in e) above has not accepted the stock certificate and recently informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated signed contractual price per share.

(10) STOCKHOLDERS’ DEFICIT

At September 30, 2017 (unaudited) and December 31, 2016, the Company has 1,000,000,000 shares of par value $0.0001 common stock authorized and 509,044,099 (unaudited) and 21,333,629 issued and outstanding, respectively; the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

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

On March 22, 2017, the Company issued 1,000,000 shares of common stock to settle $30,000 of the outstanding convertible debt. These shares were valued at $0.073 per share, or $73,000 based on the quoted trading price, and after relieving the related derivative value a gain of $3,463 was recorded. (See Note 7)

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(10) STOCKHOLDERS’ DEFICIT, (continued)

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

On July 17, 2017 the Company issued 1,000,000 shares as a loan fee to a third party. These shares were valued at the quoted market price of  $0.015 per share, or $15,000. On July 18, 2017, the Company issued 2,307,692 shares of common stock upon conversion of  $18,000 of outstanding convertible debt. On July 18, 2017, the Company issued 5,500,000 shares of common stock upon conversion of  $11,000 of outstanding convertible debt. On August 18, 2017, the Company issued 3,800,000 shares of common stock upon conversion of $10,944 of outstanding convertible debt.  On September 5, 2017, the Company issued 446,000,000 shares of common stock upon conversion of $223,000 of accrued liabilities to three related parties and recognized a loss of $1,115,000, charging officer compensation $515,000 and related party professional fees $600,000. The shares were valued at the quoted market price of $0.003 on that date.

Share valuations for services and settlements were based on the quoted trading price on the requisite measurement dates.

(11) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founders brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At September 30, 2017 (unaudited) and December 31, 2016, the Company had accrued interest of $5,961 and $4,482, respectively.

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor for the net differential of $3,888 and recorded the related revenue and expenses in the Company’s records.

c) Common stock subscription receivable

In the last quarter 2014 as memorialized in May 2015, the Company received a stock subscription agreement from a now former director of the Company for 1,500,000 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $0.167 per share. In 2014 and 2015 this now former director contributed $5,000 and $50,000 and received 30,000 and 300,000 shares, respectively. In 2016 he constructed the barge bottom for the Luxuria I and received 425,000 shares valued at $70,000. (See Note 9 f))

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(11) RELATED PARTIES, (continued)

d) Payments to related parties during each period of operations presented:

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016
	(Unaudited)	(Unaudited)
Commissions - daughter of founder	$ 2,383	$ 3,440
Construction management - brother of founder	$ 28,500	$ -
Construction management - nephew of founder	$ 24,000	$ -

e) Short term loans

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At September 30, 2017, (unaudited) this note balance is $18,168.

As a result of the September 5, 2017, conversion of accrued liability to a former third party consultant for 192,000,000 shares of common stock this third party consultant became a related party. Convertible Note 6 discussed in Note 7b) is owed to this party. This party is also the recipient of the shares discussed in Note 9a)

(12) CONCENTRATIONS OF RISK

The Company has only one revenue producing asset at September 30, 2017, the floating vessel which is located in Ft. Lauderdale, Florida, and is available for sale. The Company primarily utilizes one booking agent to schedule bookings from customers and collect the revenue. If required the Company believes it could obtain bookings through an alternative provider.

The Company transferred the Luxuria I, which is located in Ft. Lauderdale, Florida, from Construction in progress to Property and equipment held for sale on June 30, 2017. The Company has this vessel listed with two booking agents to schedule bookings from customers and collect the revenue and also has it listed for sale.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at September 30, 2017 (unaudited) and December 31, 2016, respectively.

(13) SUBSEQUENT EVENTS

a) Short term notes

The note in the remaining balance of $280,000 matured on October 11, 2017. On November 17, 2017, the lender agreed to extend this note for an additional three month period which is expected to be finalized by November 22, 2017, for an extension fee expected to be in the amount of approximately $8,400.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2017 is unaudited)

(13) SUBSEQUENT EVENTS, (continued)

b) Short term convertible notes

The convertible Note 2 in the remaining balance of $428,737 matured on November 11, 2017. On November 17, 2017, the lender agreed to extend this note for an additional three month period which is expected to be finalized by November 22, 2017, for an extension fee expected to be in the amount of approximately $12,800.

In October 2017, pursuant to a securities purchase agreement and a one year  convertible promissory note for $43,000 the Company received $40,000. In addition, the Company is required to pay $2,500 of the lender’s legal fees and $500 of due diligence fees which were withheld from the funds provided. This note carries a 12% interest rate, with all interest due at maturity.

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

c) Stockholders’ deficit

In October 2017, the Board of Directors of the Company and a majority in interest of the shareholders of the Company approved an increase in the number of authorized common shares from 1,000,000,000 (One Billion) to 5,000,000,000 (Five Billion). The articles of incorporation of the Company were amended effecting the increase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were founded in September of 2014 to commercialize luxury living floating vessels. We plan to generate revenues from the sale of and rental of the vessels initially in South Florida. Our newly developed Luxuria model features a South Florida modern style, and is approximately one thousand six hundred (1,600) square feet under air. The vessel offers amenities typically found in a luxury home.

Three (3) Months Ended September 30, 2017 and 2016

We had vessel sale revenues of $222,187 and $0 for the three (3) months ended September 30, 2017 and 2016.

We had rental revenues of $14,840 and $21,913 for the three (3) months ended September 30, 2017 and 2016, respectively, or a 32.3% decrease.

Cost of rental revenues was $17,731 compared to $3,510 for the three (3) months ended September 30, 2017 and 2016, respectively, or a 405.2% increase. This increase was primarily due to the Luxuria I becoming available for rent and sale on July 1, 2017.

Cost of vessel sales was $0, because the Miss Leah vessel was recorded at zero depreciated cost on the Company’s books.

Gross margin was $219,296 and $18,403 for the three (3) months ended September 30, 2017 and 2016, respectively.

General and administrative expenses, including depreciation and amortization, were $785,827 compared to $40,993 for the three (3) months ended September 30, 2017 and 2016, respectively, an increase of 1,817%. General and administrative expenses are principally composed of public company expenses, insurance, maintenance, officer pay, and travel. The primary cause of the increase was stock based compensation for the officers of the Company.

Our professional fees, including related party fees, were $741,594 compared to $48,170 for the three (3) months ended September 30, 2017 and 2016, respectively. This includes stock based fees of $600,000 related to the conversion of accrued fees.

Our interest expense was $84,067 compared to $118,062 for the three (3) months ended September 30, 2017 and 2016, respectively, a decrease of $33,995 or 28.8%. This decrease is due to the interest expense accrued on the note payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and loan discount on short term loans.

Our derivative expense and change in fair value of derivative was ($108,326) for the three months ended September 30, 2017 and ($186,660) for the three months ended September 30, 2016.

We recorded a net loss of ($1,323,029) compared to ($375,482) for the three (3) months ended September 30, 2017 and 2016, respectively.

Nine (9) Months Ended September 30, 2017 and 2016

We had vessel sale revenues of $222,187 and $0 for the nine (9) months ended September 30, 2017 and 2016.

We had rental revenues of $30,955 and $34,553 for the nine (9) months ended September 30, 2017 and 2016, respectively, or a 10.4% decrease.

Cost of rental revenues was $21,448 compared to $11,585 for the nine (9) months ended September 30, 2017 and 2016, respectively, or an 85.1% increase. This increase was primarily due to the Luxuria I becoming available for rent and sale on July 1, 2017.

Cost of vessel sales was $0, because the Miss Leah vessel was recorded at zero depreciated cost on the Company’s books.

Gross margin was $231,694 and $22,968 for the nine (9) months ended September 30, 2017 and 2016, respectively.

General and administrative expenses, including depreciation and amortization, were $1,524,039 compared to $114,365 for the nine (9) months ended September 30, 2017 and 2016, respectively, an increase of 1,233%. General and administrative expenses are principally composed of public company expenses, insurance, maintenance, officer pay and travel. The primary increase was in stock based compensation for the officers.

Our professional fees, including related party fees, were $1,203,675 compared to $112,903 for the nine (9) months ended September 30, 2017 and 2016, respectively. This includes stock based fees of $600,000 related to the conversion of accrued fees in the third quarter.

Our interest expense was $351,088 compared to $141,066 for the nine (9) months ended September 30, 2017 and 2016, respectively, an increase of $210,022 or 149%. This increase is due to the interest expense accrued on the note payable to affiliate for the acquisition of the vessel and the amortization of prepaid interest, loan fee and loan discount on short term loans

Our derivative expense and change in fair value of derivative was an income of $97,815 for the nine months ended September 30, 2017 and an expense of $186,660 for the nine months ended September 30, 2016.

We recorded a net loss of ($2,582,781) compared to ($532,036) for the nine (9) months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources Cash Flow Activities

Cash Flow Activities

Our cash decreased $1,141 for the nine months ended September 30, 2017. We used $290,774 of cash in operating activities during the nine months. Our operating activities consisted primarily of completing the construction of the Luxuria I. We received $13,705 in our investing activities and our financing activities provided $275,928 in cash.

Financing Activities

During the nine (9) months ended September 30, 2017 we funded our working capital requirements principally through the proceeds of third party loans in the amount of $443,000.

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

Revenue Recognition

Rental Revenue Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 605-45. Cost of Revenue includes the marina dockage fees and fees charged by the third-party web site , where the floating vessel is advertised for rent.

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

Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion, payment or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivative are removed from the balance sheet.  The shares issued upon conversion of the note are recorded at their fair value and gain or loss on extinguishment is recognized as applicable.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 m) of Notes to the unaudited consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. We sold the Miss Leah in September 2017. As of June 30, 2017, we transferred the Luxuria I from construction in process to fixed assets held for rental and sale. We have the Luxuria I listed both for sale and for rental. Early in the third quarter the Luxuria I was rented.

As of September 30, 2017, we had cash on hand of $9,370 for our operational needs. Currently, our operating expenses are approximately $12,500 per month.

We were obligated to repay an outstanding loan in one lump payment in the amount of $40,000 on July 15, 2017, which is past due as of the date of this filing and is under negotiations for an extension. We were obligated to repay an outstanding loan in the amount of $428,737 on November  11, 2017, which is past due as of the date of this filing and are under negotiations for an extension. We are obligated to repay an outstanding loan in one lump payment in the amount of $280,187 on October 5, 2017, which is past due as of the date of this filing and are under negotiations for an extension. We are obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing but is expected to be converted to common stock. We are obligated to repay three outstanding loans in one lump payment in the amounts of $10,000; $10,000 and $15,500 on May 17, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $63,000 on June 7, 2018.

If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately zero (0) months.

We plan to focus our future efforts on commercializing luxury stationary vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015. Luxuria I is approximately 1,900 square feet, with two (2) bedrooms and bathrooms, and sleeps up to nine (6) people and was completed as of June 30, 2017.

We plan to use the Luxuria as a short-term vacation rental property in South Florida and also have it listed for outright sale. We believe that using the Luxuria as a short-term vacation rental in South Florida could provide a year round source of cash flow.

While rental of the Luxuria is expected to provide a relatively steady revenue stream to us, the construction and sale of custom designed and built luxury floating vessels are expected to generate significantly greater revenues and potential profits.

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

The retail price of the Luxuria is between $1,200,000 and $1,500,000. The subsequent sale of the Luxuria vessel would provide sufficient capital to repay the remaining balance of the Company’s debt.

 We are currently marketing the Luxuria models to yacht brokers, real estate brokers and boat dealerships.

Our cash balance at September 30, 2017 was approximately $9,370, which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of approximately $4,187,700 from inception to September 30, 2017. A  portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

Our future plans are contingent upon the receipt of capital from either: (i) the receipt of at least $500,000 from the sale of our securities or (ii) the sale of our company owned vessel.

Until such time as the Luxuria I is sold, we will continue to rent the vessel on a vacation rental basis. We are marketing the Luxuria models to yacht brokers, real estate brokers and boat dealerships and have showed it in the Ft Lauderdale boat show in November 2017.

Should we receive funding of $500,000 from the sale of our securities in the future we plan to construct a second Luxuria model vessel.

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and was amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which were also recorded as debt discounts and were amortized over the six month life of the note. Also, the Company is required to issue 100,000 shares of restricted common stock which was valued at $0.10 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carries an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

On October 5, 2016, the Company drew an additional $122,000 and received $92,000 in cash under this six month secured convertible promissory note. An OID of $20,000 was recorded as a discount to the note for the second draw and is being amortized over the remaining life of the note. On November 3, 2016, the Company drew an additional $183,000 and received $150,000 in cash under this six month secured convertible promissory note. An OID of $30,000 and legal costs of $3,000 were recorded as discounts to the note for the third draw and were amortized over the remaining life of the note.

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense. The October 5, 2016 draw resulted in an initial fair value of $113,616 with $92,000 recorded as a debt discount and $21,616 as a derivative expense.  The November 3, 2016 draw resulted in an initial fair value of $190,356 with $150,000 recorded as a debt discount and $40,356 as a derivative expense. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.50 to 0.10;  conversion price range of $0.021 to $0.036; Bond equivalent yield rate between 0.29% to 0.63% and volatility ranging from 240% to 277%. At September 30, 2017, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at September 30, 2017 $0.017 with the conversion price of $0.01; Bond equivalent yield rate 1.12%.

On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest as a debt discount and is amortizing it to maturity. At September 30, 2017, (unaudited) the unamortized balance is $0.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three-month period ending September 30, 2017, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2017 the Company was obligated to issue 1,000,000 common shares to a consultant as compensation pursuant to a consulting agreement, however these shares have not yet been issued.

On July 17, 2017 the Company issued 1,000,000 common shares in connection with a loan received by the Company.

On September 6, 2017 the Company converted certain accrued and unpaid consulting fees and salary resulting in the issuance of 446,000,000 common shares. Robert Rowe, the Company’s CEO was issued 206,000,000 common shares for accrued and unpaid salary, Ronald Rowe II was issued 48,000,000 common shares for accrued and unpaid consulting fees and Oceanside Equities was issued 192,000,000 common shares for accrued and unpaid consulting fees.

All the common shares were issued pursuant to an exemption from registration and the certificates carry a restrictive legend.

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

Global Boatworks Holdings, Inc.

/s/ Robert Rowe

Name: Robert Rowe

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

Dated: November 20, 2017