Form 10-Q/A
period 2017-09-30
Global Boatworks Holdings, Inc.
filed 2017-12-20
CIK 1647705

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

EXPLANATORY NOTE

Global Boatworks Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for quarter ended September 30, 2017, as filed with the Securities and Exchange Commission on November 20, 2017, solely for the purpose of providing XBRL as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Other than as described above, no changes are made to the Quarterly Report on Form 10-Q as filed on November 20, 2017.

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

Dated: December 20, 2017