Form 10-K
period 2017-12-31
Global Boatworks Holdings, Inc.
filed 2018-04-30
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2017:

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

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [X]   Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

As of March 31, 2018 we had 1,581,494,004 shares of common stock $.0001 par value outstanding.

PART I

Throughout this Annual Report, we refer to Global Boatworks Holdings, Inc. as “we,” “us,” “our,” or “the Company.”

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY STATEMENTS SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “PLAN,” “INTEND,” “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “PROJECT,” “PREDICT,” “POTENTIAL,” OR “CONTINUE,” (INCLUDING THE NEGATIVE OF SUCH TERMS), OR OTHER SIMILAR STATEMENTS. THESE STATEMENTS ARE ONLY ESTIMATIONS AND ARE BASED UPON VARIOUS ASSUMPTIONS THAT MAY NOT BE REALIZED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THE RISKS OUTLINED BELOW UNDER THE HEADING ITEM 1A CAPTIONED “RISK FACTORS.” THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

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

ITEM 1.  BUSINESS

Overview

We are incorporated in the state of Florida on May 11, 2015, to acquire our wholly owned subsidiary Global Boatworks, LLC, a Florida limited liability company formed on June 16, 2014, to commercialize upscale stationary vessels built on a barge bottom. We owned two (2) vessels, the Miss Leah, which we acquired from a related party on September 25, 2014, as a prototype and to operate as a short-term rental in Boston Harbor, Massachusetts which we sold in September 2017, and Luxuria I, which was completed in June 2017and is being held for rental and sale.

On May 11, 2015, we issued an aggregate of 6,130,000 shares of our common stock to the owners of Global Boatworks, LLC for one hundred (100%) of its outstanding membership interests.

As a result of our acquisition of Global Boatworks, LLC:

•

Global Boatworks, LLC became our wholly owned subsidiary,

•

The officers and directors of Global Boatworks, LLC became our officers and directors,

•

The shareholders of Global Boatworks, LLC became our shareholders, and

•

The operations of Global Boatworks, LLC became our operations.

Our principal executive office is located at 2637 Atlantic Blvd, #134, Pompano Beach, Florida 33062. Our telephone number is 954-934-9400. Our website is www.globalboatworks.com.

Our auditors have included a “going concern” explanatory paragraph in their audit opinion and we have included a going concern discussion in our financial statement footnotes, meaning that we face uncertainties that our business will not succeed or be viable. Additionally, it is likely that we will need additional capital or additional financing in the future, and if such financing is not available to us on acceptable terms our business may suffer or fail as a result.

Operations

We plan to generate revenues from the rental and sale of our vessels. We currently have one vessel docked in South Florida that is for sale and is also available for rental. During the fiscal year 2017, the Company sold a company-owned vessel known as the Miss Leah that was located in Boston Harbor, Massachusetts. That vessel had been previously available for rental as well.

For the years ended December 31, 2016, and December 31, 2017, we had a net loss of $1,281,483 and $ 3,042,629 respectively. For the years ended December 31, 2016, and December 31, 2017, we had revenues of $37,072 and $256,992 respectively. Revenues in 2016 were from short term rentals of our vessel in Boston Harbor, Massachusetts, and in 2017 included rentals of both vessels and the sale of the Miss Leah.

Our operations to date and those of Global Boatworks, LLC, our wholly owned subsidiary include:

•

development of our business plan;

•

acquisition of our company owned vessel, the Miss Leah;

•

locating designers for our Luxuria models;

•

completing the design of our Luxuria models;

•

identifying amenities to be offered with the Luxuria models;

•

construction of the Luxuria I vessel;

•

developing and implementing marketing strategies;

•

marketing the short-term rental of the Miss Leah and Luxuria I on Home Away and Vacation Rentals By Owner (VRBO); and

•

renting the Miss Leah and Luxuria I on a short-term basis as a vacation rental.

Our Company Owned Vessels

On September 25, 2014, we purchased the Miss Leah from a related party. We use d the Miss Leah as a short-term rental property to generate revenue and demonstrate the upscale vessels we plan to offer.

The Miss Leah was built in 2004 and fully renovated in 2011. The Miss Leah is a two (2) story vessel which is one thousand five hundred (1,500) square feet under air, two (2) bedrooms, two (2) bathrooms, wood floors throughout, granite countertops, contemporary stainless steel appliances and a fireplace. Until the time of its sale The Miss Leah was docked at Marina Bay in Boston, Massachusetts. Until the sale of the Miss Leah in September 2017, it was available for rent on a short-term basis for between $200 and $400 per night.

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

We expect the Luxuria class vessel will retail for approximately from $1,200,000 to $1,500,000 depending upon the amenities and specifications selected.

We have constructed the first of the Luxuria class, the Luxuria I, that is currently docked in South Florida and is available for short term rental and for sale.

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

Revenues

We generated revenue from the rental of Miss Leah until it was sold and will generate revenues from the rental and sale of completed Luxuria model vessels. Upon completion of a Luxuria-class vessel, it has been used as a short-term vacation rental until sold. We plan to dock the completed vessels at Bahia Mar Marina in Fort Lauderdale, Florida, where the vessel can be viewed and rented at a rate of approximately $1,000 per night, until sold.

The Company has pledged the Miss Leah and Luxuria I and future Luxuria II vessels as security for the repayment of certain notes. Therefore, the proceeds of such sales will first go to the repayment of the secured indebtedness.

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

We market our rentals through Homeaway and Vacation Rentals By Owner (VRBO). The Luxuria I is currently listed with a South Florida yacht brokerage.

Property

The Company occupies dockage space for the Luxuria I pursuant to an agreement with Bahia Mar Marina Bay, LLC dated May 1, 2017. We pay annual rents of approximately $55,000.

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

Employees

As of December 31, 2017, we have the following employees:

•

Robert Rowe, our President, Chief Executive Officer, Treasurer and Director who spends all his time on our business; and

•

Leah Rowe, Robert Rowe’s wife, our Secretary who spends between ten (10) to fifteen (15) hours per week on our business.

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

On August 11, 2016 we entered into a Securities Purchase Agreement with Tonaquint Inc., which provided for up to $610,000 in debt financing to the Company (inclusive of an original issue discount of $100,000). This agreement was amended on February 4, 2017 to extend the maturity date to May 11, 2017. In May 2017, the lender bifurcated the original note, which had a then remaining balance of $598,300, into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 was collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. On September 14, the Company paid off the balance of Note 1 in the amount of $176,986 from the proceeds of the sale of the Miss Leah.

On December 9, 2016, we entered into an agreement (the Agreement) with Oceanside Equities, Inc., (Oceanside), a Florida corporation that provides consulting services. Oceanside agreed to provide us with services from December 9, 2016 until December 8, 2019, in exchange for a one-time fee of $20,000 in cash; $16,000 per month accrued and payable in either cash or shares of restricted common stock at the Company’s election and three million one hundred thousand (3,100,000) shares of our restricted common stock, to be issued 1,100,000 on January 1, 2017, 1,000,000 issued on July 1, 2017 and 1,000,000 issued on January 1, 2018.

On January 5, 2017 we entered into a Securities Purchase Agreement with St George Investments, LLC, which provided for up to $830,000 in debt funding to the Company (inclusive of an original issue discount of $75,000).

On April 15, 2017, the Company entered into a six-month 10% convertible promissory note in the amount of $15,000. In event of default the note carries an interest rate of 18%.

On April 19, 2017, the Company entered into an eight-month financing of the $14,500 Luxuria I annual insurance premium. On June 15, 2017, the Company entered into a six-month financing of the $3,211 Miss Leah 10-month insurance premium. Both of these notes were paid in full at December 31, 2017.

On June 8, 2017, pursuant to a securities purchase agreement and a one year  convertible promissory note for $63,000 the Company received $60,000. In addition, the Company is required to pay $2,500 of the lender’s legal fees and $500 of due diligence fees which were withheld from the funds provided. This note carries a 12% interest rate, with all interest due at maturity.

On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $0.015 per share based on the quoted market price and was recorded as a debt discount. The note bears interest at the rate of 12%, payable monthly. Total principal and interest is $52,217 at December 31, 2017.

On August 31, 2017, the Company entered into a six-month 10% convertible promissory note in the amount of $30,000. In event of default the note carries an interest rate of 18%.

On October 18, 2017, pursuant to a securities purchase agreement and a one-year convertible promissory note for $43,000 the Company received $40,000, net of $2,500 of the lender’s legal fees and $500 of due diligence fees which were withheld from the funds provided. This note carries a 12% interest rate, with all interest due at maturity.

Dependence on a Few Customers

We are not dependent on one (1) or a few customers and we do not expect to be so in the future.

Liability

The short term rental of vessels may expose us to potential liabilities for personal injury or property damage claims. We could be included as a defendant in product liability claims relating to defects in manufacture or design of our vessels. We plan to require manufacturers of our vessels to carry and provide proof of product liability insurance. We also maintain third-party product liability insurance in the amount of $300,000 per occurrence, which may not be sufficient for claims against us. Additionally, we carry $300,000 of coverage, per occurrence, for damage to our company owed vessel. There can be no assurance that we will not experience legal claims in excess of our insurance coverage or claims that are ultimately not covered by our insurance policy. If significant claims are made against us, our business, financial condition and results of operations may be adversely affected.

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

ITEM 1A.  RISK FACTORS.

In addition to the information discussed elsewhere in this Annual Report, the following are important risks which could adversely affect our future results. If any of the risks we describe below materialize, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline, and our investors could lose all or part of their investment.

Risks Related to Our Financial Condition

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We incurred net losses of $1,281,483 and $3,042,629 for the fiscal years ended December 31, 2016, and December 31, 2017, respectively. As a result, our independent registered public accounting firm has included an explanatory paragraph in its audit opinion and management has included a footnote regarding our going concern risk that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our consolidated financial statements contain a going concern qualification.  Our consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We are an early stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed company. For the fiscal years ended December 31, 2016, and December 31, 2017, we had revenues of $37,072 and $256,992 respectively. For the fiscal years ended December 31, 2016, and December 31, 2017, we have a net loss of $1,281,483 and $3,042,629 respectively. Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

We are dependent on the sale of our securities to fund our operations.

We are dependent on the sale of our securities to fund our operations and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

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

We are obligated to repay outstanding indebtedness of approximately $1,600,000 during the next 12 months.

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

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance for legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the cost of SEC reporting will be approximately $60,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

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

Because Luxuria I, our company owned vessel is pledged as security for loans, if we default on the loans we would lose our primary asset and might not be able to continue our business plan which could cause you to lose your entire investment.

On August 4, 2016 we entered into a Securities Purchase Agreement and Note with Tonaquint Inc., pursuant to which we pledged the Miss Leah as security for the Note. We are obligated to pay the entire principal and interest on May 11, 2018. The loan is secured by the Luxuria I, our company owned vessel. Because Luxuria I is our primary asset and is pledged as security for a loan, you could lose your investment if we default on the loan. Because of our limited revenues and weak financial condition, we may not be able to make the loan payment when due on May 11, 2018. This would cause us to lose our primary asset and we might not be able to implement our business plan which could cause you to lose your entire investment.

On January 5, 2017 we entered into a Securities Purchase Agreement and Note with St George Investments, LLC, pursuant to which we pledged the Luxuria I and the future Luxuria II as security for the Note. We are obligated to pay the entire principal and interest on July 6, 2017. Because the Luxuria I and the future Luxuria II are our primary assets and are pledged as security for a loan, you could lose your investment if we default on the loan. Because of our limited revenues and weak financial condition, we may not be able to make the loan payment when due on July 6, 2018. This would cause us to lose our primary assets and we might not be able to continue our business plan which could cause you to lose your entire investment.

The purchase of our products is discretionary and may be negatively impacted by adverse trends in the general economy and make it more difficult for us to generate revenues.

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

The success of our products marketed under the Global Boatworks and Luxuria brands will depend upon the effectiveness of our marketing efforts. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building the brands. If we fail to successfully promote and maintain our brands or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

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

Our Chief Executive Officer, President, Treasurer and Director, Robert Rowe is our only full-time employee. Leah Rowe, our Secretary spends approximately fifteen (15) hours per week on our business. The limited amount of full-time employees we employ may be inadequate to implement our plan of operations and develop a profitable business.

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

As of March 31, 2018, we had 1,581,494,004 shares of common stock outstanding, each entitled to one vote per common share. Our Chief Executive Officer, President, Treasurer and Director, Robert Rowe, beneficially owns 18.4% of the common shares and 1,000,000 preferred shares which represents approximately Fifty point five percent (50.5%) of the total voting power. This entitles Mr. Rowe to control all matters submitted to a vote of our common stockholders. As a result, our management has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

Our Articles of Incorporation authorize us to issue 5,000,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. As of the issuance date of this Form 10-K, we had 1,581,494,004 shares of common stock and 1,000,000 shares of Series A redeemable preferred shares outstanding. Accordingly, we may issue up to an additional 3,443,873,093 shares of common stock and 9,000,000 shares of blank check preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for acquisitions or other corporate actions and on a fair value basis for shares issued for services that may have the effect of diluting the value of the shares held by our stockholders and may have an adverse effect on any trading market for our common stock. Our Board of Directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company occupies dockage space for the Luxuria I at the Bahia Mar Marina in Fort Lauderdale, Florida. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4.  MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Securities

The Company’s securities trade on OTC Markets under symbol GBBT.

The following table sets forth the low and high closing prices for the company’s stock during each quarter of 2017

	Low Price	High Price
Quarter Ended 3/31/17	$.045	$.14
Quarter Ended 6/30/17	$.013	$.0427
Quarter Ended 9/30/17	$.0022	$.019
Quarter Ended 12/31/17	$.0002	$.0037

Security Holders

As of December 31, 2017, we had thirty-four (34) record holders of our common stock.

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

Shares Issued for Services Rendered and Non-Cash Consideration

On January 2, 2017, we issued 1,100,000 common shares to Oceanside Equities, Inc. a Florida corporation controlled by Vince Beatty for consulting services to be rendered under a consulting agreement entered into on December 1, 2016. Pursuant to that agreement we additionally became obligated to issue 1,000,000 shares on July 1, 2017 and 1,000,000 shares on January 2, 2018.

In January 2017, the Company issued 100,000 shares of common stock under a December 5, 2016, promissory note amendment, valued at $0.15 per share based on quoted trading price, or a total of $15,000.

In January 2017, the Company issued 200,000 shares of common stock under a January 18, 2017, consulting agreement, valued at $0.08 per share based on quoted trading price on agreement date, or a total of $16,000.

In January 2017, the Company issued 250,000 shares of common stock under a January 23, 2017, consulting agreement, valued at $0.14 per share based on quoted trading price on agreement date, or a total of $33,750. Pursuant to this agreement we additionally issued 250,000 shares on March 9, 2017.

On May 4, 2017, the Company issued 75,000 shares of common stock under a consulting agreement.

On May 19, 2017, the Company issued 5,000,000 shares of common stock to each of the Company’s two officers in exchange for services rendered, and 5,000,000 shares to a related party consultant, who is the nephew of the CEO, in exchange for services rendered.

On May 25, 2017, the Company issued 4,800,000 shares of common stock to settle $48,000 of expenses accrued under a consulting agreement.

On September 5, 2017, the Company issued 446,000,000 shares of common stock upon conversion of $223,000 of accrued liabilities to three related parties.

On December 18, 2017, the Company issued 166,153,846 shares to convert $108,000 of accrued expenses.

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

Years Ended December 31, 2017 and 2016

We had vessel sale revenues of $222,187 and $0 for the years ended December 31, 2017 and 2016.

We had rental revenues of $34,805 and $37,072 for the years ended December 31, 2017 and 2016, respectively, or a 6.1% decrease. We sold the Miss Leah in September 2017 and placed the Luxuria I into service on July 1, but were limited in our rental ability because we showed the Luxuria in the Ft Lauderdale International Boat Show.

Cost of revenues was $43,042 compared to $16,729 for the years ended December 31, 2017 and 2016, respectively, or a 157.2% increase. This increase was primarily due to the Luxuria I becoming available for rent and sale on July 1, 2017 and all relevant costs are higher for the Luxuria.

Gross margin was $213,960 and $20,343 for the years ended December 31, 2017 and 2016, respectively.

General and administrative expenses were $1,701,915 compared to $282,363 for the years ended December 31, 2017 and 2016, respectively, an increase of 502.7%. General and administrative expenses are principally composed of public company expenses, insurance, maintenance, officer pay and travel. The primary increase was in stock based compensation for the officers of approximately $1.2 million.

Our professional fees - related party were $1,191,455 compared to $0 for the years ended December 31, 2017 and 2016, respectively. These fees were accrued and converted to common stock with $0 paid in cash, and includes stock issued for services valued at $145,000.

Our professional fees were $247,192 compared to $217,695 for the years ended December 31, 2017 and 2016, respectively an increase of 13.6%.

Our interest expense was $460,451 compared to $479,218 for the years ended December 31, 2017 and 2016, respectively, a decrease of 3.9%. This decrease is due to the conversions of our convertible debt.

Our derivative income (expense) and change in fair value of derivative was $233,243 and ($321,185) for the years ended December 31, 2017 and 2016, respectively.

We recorded a net loss of ($3,042,629) compared to ($1,281,483) for the years ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources Cash Flow Activities

Cash Flow Activities

Our cash decreased $9,404 for the year ended December 31, 2017. We used $382,583 of cash in operating activities during the year. Our operating activities consisted primarily of marketing and selling the Miss Leah, completing the construction of the Luxuria I, and showing the Luxuria in the Ft. Lauderdale International Boat Show in November.

Our cash decreased $36,968 for the year ended December 31, 2016. We used $579,668 of cash in operating activities during the year. Our operating activities consisted primarily of renting and marketing the Miss Leah as well as beginning the construction of the Luxuria I.

Investing Activities

During the year ended December 31, 2017, we purchased $6,296 in fixed assets and received a $20,000 repayment of a loan to a stockholder made in 2016.

During the year ended December 31, 2016, we loaned $50,000 to a stockholder.

Financing Activities

During the year ended December 31, 2017, we funded our working capital requirements principally through the proceeds of third party loans in the amount of $563,000.

During the year ended December 31, 2016, we funded our working capital requirements principally through the proceeds of third party loans in the amount of $492,000 and the sale of common stock in the amount of $119,500.

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

Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivatives are removed from the balance sheet.  The shares issued upon conversion of the note are recorded at their fair value with gain or loss recognition as applicable.

Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4). Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 m) of Notes to the consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. We sold the Miss Leah in September 2017. As of June 30, 2017, we transferred the Luxuria I from construction in process to fixed assets held for rental and sale. We have the Luxuria I listed both for sale and for rental.

As of December 31, 2017, we had cash on hand of $1,107 for our operational needs. Currently, our operating expenses are approximately $12,500 per month.

We were obligated to repay an outstanding loan in one lump payment in the amount of $40,000 on July 15, 2017, which is past due as of the date of this filing and is under negotiations for an extension. We are obligated to repay an outstanding loan in the amount of $417,368 on May 11, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $345,050 on July 5, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing but is expected to be converted to common stock. We are obligated to repay three outstanding loans in one lump payment in the amounts of $10,000;

$10,000 and $15,500 on May 16, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $47,004 on June 7, 2018, which has been converted in its entirety as of the date of this filing. We are obligated to repay an outstanding loan in one lump payment in the amount of $43,000 on October 6, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $16,500 on December 30, 2018. As a result of not filing our Annual Report on Form 10-K timely, we have received notification that these last two convertible notes in the amounts of $43,000 and $16,500 are in default, which requires us to pay a default penalty of $29,750, or 50% of the then outstanding loan balances.

If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately zero (0) months.

We are focusing our efforts on commercializing luxury stationary vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015, and began construction in March 2016. It was completed as of June 30, 2017. Luxuria I is approximately 1,900 square feet, with two (2) bedrooms and bathrooms, and sleeps up to six (6) people. We are also marketing the concept of custom built smaller versions of  the Luxuria that would cost less to build and have a lower selling price.

We currently have the Luxuria listed with two brokers as a short-term vacation rental property in South Florida and also have it listed for outright sale. We believe that using the Luxuria as a short-term vacation rental in South Florida could provide a year round source of cash flow.

While rental of the Luxuria is expected to provide a relatively steady revenue stream to us, the construction and sale of custom designed and built luxury floating vessels are expected to generate significantly greater revenues and potential profits.

We anticipate that each non-custom vessel will cost approximately $650,000 to construct. Construction will take between three (3) to four (4) months, per vessel. We will require additional funds to develop and carry out our future plans including construction of our second Luxuria class vessel which has not yet commenced. We plan to begin marketing each vessel when manufacturing commences.

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

Our cash balance at December 31, 2017 was approximately $1,100, which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of $4,647,540 from inception to December 31, 2017. A significant portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

Our future plans to build a second Luxuria class vessel are contingent upon the receipt of capital of at least $700,000.  This may be from a future offering of the Company’s securities or from the sale of the Luxuria

Until such time as the Luxuria I is sold, we will continue to rent the vessel on a vacation rental basis. We are marketing the Luxuria models to yacht brokers, real estate brokers and boat dealerships and have showed it in the Ft Lauderdale boat show in November 2017.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Stockholders’ Deficit

F-4

Consolidated Statements of Cash Flows

F-5

Notes to Consolidated Financial Statements

F-6

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Global Boatworks Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Boatworks Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $3,042,629 and $382,583, respectively, in 2017 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $1,527,467, $1,003,459 and $4,647,540, respectively, at December 31, 2017. Furthermore, the Company has defaulted on some loans, both before and after December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2015.

Boca Raton, Florida

April 30, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

December 31,

ASSETS	2017	2016
CURRENT ASSETS
Cash	$ 1,107	$ 10,511
Construction in progress	-	431,501
Short-term loan to stockholder, net of reserve of $30,000 and $0	-	50,000
Prepaid officer compensation	-	481,417
Prepaid expenses	5,636	47,593
Total current assets	6,743	1,021,022
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessel held for sale, net of depreciation of $33,859 and $0	643,321	-
PROPERTY AND EQUIPMENT - OTHER
Other, net of depreciation of $962 and $0	5,334	-
Architectural plans, net of $3,192 and $1,368 amortization	9,574	11,398
Net property and equipment	658,229	11,398
Total Assets	$ 664,972	$ 1,032,420
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 198,657	$ 127,776
Short-term loan from related parties	16,046	200
Short-term loans, net of discount of $8,607 and $0	428,660	100,000
Short-term convertible notes, net of discounts	501,962	429,906
Short-term convertible note, related party, net of discounts	10,297	-
Fair value of derivative liability	369,570	780,685
Current portion of long term debt	5,130	-
Due to related party predecessor	3,888	3,888
Total current liabilities	1,534,210	1,442,455
LONG TERM LIABILITIES
Long term debt to third party	26,766	-
Note Payable and accrued interest for the vessel - related party	106,455	104,482
Total long term liabilities	133,221	104,482
Total Liabilities	1,667,431	1,546,937
Commitments and Contingencies (note 10)
Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively ($1,000 redemption value)	1,000	1,000
STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 732,952,883 and 21,333,629 shares issued and outstanding at December 31, 2017 and 2016	73,295	2,133
Additional paid-in capital	3,570,786	1,087,261
Accumulated deficit	(4,647,540)	(1,604,911)
Total stockholders’ deficit	(1,003,459)	(515,517)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$ 664,972	$ 1,032,420

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

Year ended December 31,

	2017	2016
REVENUES
Vessel sales	$ 222,187	$ -
Rental revenue	34,805	37,072
Total revenues	256,992	37,072

COST OF REVENUES
Rental cost of sales	43,032	16,729
Total cost of revenues	43,032	16,729
GROSS MARGIN	213,960	20,343
OPERATING EXPENSES
General and administrative	1,701,915	282,363
Depreciation and amortization	36,644	1,368
Professional fees - related party	1,191,455	-
Professional fees	247,192	217,695
Total operating expenses	3,177,206	501,426
Loss from operations	(2,963,246)	(481,083)
Other (income) expense
Other income	(993)	(3)
Interest expense	460,451	479,218
(Gain) loss on extinguishment of debt and debt conversions, net	(191,232)	-
Initial and change in fair value of derivative	(233,243)	321,185
Provision for doubtful loan receivable - related party	30,000	-
Loss on accrued expense settlement	14,400	-
Total other (income) expense	79,383	800,400
Net loss	$ (3,042,629)	$ (1,281,483)

Loss per weighted average common share	$ (0.02)	$ (0.13)

Number of weighted average common shares outstanding - Basic and Diluted	196,023,326	9,785,136

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2017 and 2016

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
BALANCE, December 31, 2015	-	$ -	6,720,000	$ 672	$ 146,578	$ (323,428)	$ (176,178)
Shares issued for services	-	-	10,822,222	1,082	655,395	-	656,477
Shares issued for cash	-	-	1,691,667	169	119,331	-	119,500
Shares issued upon debt conversion	-	-	1,574,740	157	51,543	-	51,700
Shares issued for construction in progress	-	-	425,000	43	69,957	-	70,000
Shares issued for loan fee	-	-	100,000	10	9,990	-	10,000
Reclassification of debt premium upon debt conversion	-	-	-	-	34,467	-	34,467
Net loss, year ended December 31, 2016	-	-	-	-	-	(1,281,483)	(1,281,483)
BALANCE, December 31, 2016	-	-	21,333,629	2,133	1,087,261	(1,604,911)	(515,517)
Shares issued for services	-	-	16,452,778	1,646	548,564	-	550,210
Shares issued to settle accrued expense	-	-	616,953,846	61,695	1,589,536	-	1,651,231
Shares issued upon debt conversion	-	-	77,112,630	7,711	229,035	-	236,746
Shares issued for note fee	-	-	1,000,000	100	14,900	-	15,000
Shares issued for note extension fee	-	-	100,000	10	5,990	-	6,000
Beneficial conversion feature on convertible note	-	-	-	-	95,500	-	95,500
Net loss, year ended December 31, 2017	-	-	-	-	-	(3,042,629)	(3,042,629)
BALANCE, December 31, 2017	-	$ -	732,952,883	$ 73,295	$ 3,570,786	$ (4,647,540)	$ (1,003,459)

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Year ended December 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,042,629)	$ (1,281,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial and change in fair value of derivative	(233,243)	321,185
Common stock issued for services	488,975	-
Provision for doubtful loan receivable - related party	30,000	-
Loss on accrued expense settlement	14,400	34,467
(Gain) loss on debt extinguishment and note conversions, net	(191,232)	-
Amortization of interest capitalized on note balances	58,213	-
Loss on shares issued to settle accrued expense recorded as additional compensation	1,256,231	-
Issuance of redeemable preferred stock for services	-	1,000
Amortization and depreciation	36,644	1,368
Amortization of common stock issued for prepaid services	590,832	150,970
Amortization of debt discounts	377,584	451,310
Changes in operating assets and liabilities:
Increase Luxuria construction in progress	(245,679)	(359,338)
(Increase) decrease in prepaid expenses	13,904	(18,500)
Increase (decrease) in accounts payable and accrued expenses	449,881	117,381
Increase in accrued interest expense	13,535	1,972
Net cash used in operating activities	(382,583)	(579,668)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,296)	-
Repayment of loan to stockholder	20,000	-
Loan to stockholder	-	(50,000)
Net cash provided (used) in investing activities	13,704	(50,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	119,500
Proceeds from cash advance on credit card	2,000	3,500
Proceeds from officer loan	20,000	200
Repayments on related party loan	(4,154)	-
Commissions paid on third party loan	-	(22,500)
Payments on third party loans	(199,371)	-
Proceeds from third party loan	541,000	492,000
Net cash provided by financing activities	359,475	592,700
Net increase (decrease) in cash	(9,404)	(36,968)
CASH, beginning of year	10,511	47,479
CASH, end of year	$ 1,107	$ 10,511
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 13,124	$ 13,362
Income tax paid in cash	$ -	$ -
Non-Cash Investing and Financing Activities:
Common stock issued for prepaid services	$ 62,834	$ 656,477
Common stock issued for loan fees	$ 21,000	$ 10,000
Common stock issued upon conversion of convertible debt	$ 236,746	$ 51,700
Common stock issued to acquire construction in process	$ -	$ 70,000
Modification of note to convertible note	$ 60,000	$ 51,700
Initial derivative value recorded as a discount	$ 151,751	$ 459,500
Reclassification of premium upon conversion	$ -	$ 34,467
Transfer of construction in progress to fixed assets	$ 677,180	$ -
Construction in progress cost purchased with third party loan	$ 35,000	$ -
Common stock issued to settle accrued expenses	$ 379,000	$ -

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company”, “Global Boatworks”), was formed on May 11, 2015, under the laws of the State of Florida. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida.  The Company’s business activities to date have primarily consisted of the formation and implementation of a business plan for building luxury floating vessels on a barge bottom, the rental activities relating to the existing vessel, Miss Leah, and the construction of the new vessel, Luxuria I.

The accompanying consolidated financial statements include the activities of Global Boatworks Holdings, Inc. and Global Boatworks, LLC, its wholly owned subsidiary.

(2) PRINCIPLES OF CONSOLIDATION, USE OF ESTIMATES AND GOING CONCERN

a) Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of Global Boatworks Holdings, Inc. and its wholly owned subsidiary Global Boatworks, LLC. All intercompany balances and transactions have been eliminated.

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

c) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit, accumulated deficit and stockholder’s deficit of $1,527,467; $4,647,540 and $1,003,459, respectively, at December 31, 2017. In addition the Company had a net loss of $3,042,629 and used cash of $382,583 in operating activities in 2017. In addition the Company defaulted on two notes in fiscal 2017 and two of its notes subsequent to the year ended December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report.  The Company is expected to have increasing costs and expenses as a result of becoming a publicly held company and constructing new vessels without immediate increases in revenues as they continue to implement their plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to pay off existing debt. It is also attempting to sell the Luxuria I. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at December 31, 2017 or 2016.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e) Financial instruments and Fair value measurements (continued)

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following reflects the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at December 31, 2017 and 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	2017	2016
Level 3 - Embedded Derivative Liability	$369,570	$780,685

Changes in Level 3 assets measured at fair value for the year ended December 31, 2017 were as follows:

Balance, December 31, 2015	$-
Initial valuation recorded as debt discount	682,596
Change in fair value	98,089
Balance, December 31, 2016	780,685
Portion of initial valuation recorded as debt discount	151,751
Amortization to gain on extinguishment upon conversion or repayment	(329,623)
Initial and change in fair value	(233,243)
Balance, December 31, 2017	$369,570

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

Pursuant to ASC 505-50, for share-based payments to non-employees, compensation expense is determined at the Ameasurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

As of December 31, 2017, the tax years 2017, 2016, 2015 and 2014 for the LLC and 2017, 2016 and 2015 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

j) Debt issue costs

The Company accounts for debt issuance cost paid to lenders, or third parties as debt discounts which are amortized over the life of the underlying debt instrument.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 783,190,707 and 16,511,370 common stock equivalents for the years ended December 31, 2017 or 2016, respectively.

l) Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivatives are removed from the balance sheet. The shares issued upon conversion of the note are recorded at their fair value with gain or loss recognition as applicable.

Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

m) Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted. This is not expected to have a material impact on our results of operations, cash flows or financial condition.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

In December 2016, FASB issued Accounting Standards Update (“ASU”), 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this Update affect the guidance in Update 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In May 2017, FASB issued Accounting Standards Update (“ASU”), 2017-09 - Compensation - Stock Compensation: Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used)

1. of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

2. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

3. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update.

Effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(4) CONSTRUCTION IN PROGRESS

Construction in progress represents the capitalized construction of its Luxuria floating vessel(s) being constructed for sale. At December 31, 2016, the Company capitalized $431,501. At June 30, 2017, the Luxuria I was completed and $677,180 was transferred to fixed assets as it is held for rental and/or sale.

(5) PROPERTY AND EQUIPMENT

Property and Equipment held for sale consists of the following at December 31, 2017 and 2016:

	2017	2016
Miss Leah floating vessel	$-	$-
Luxuria I floating vessel	677,180	-
Less: accumulated depreciation	(33,859)	-
Total P&E held for sale	$643,321	$0

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

On June 30, 2017, the Company transferred the Luxuria I, a two-story luxury floating living vessel in the South Florida architectural style, built on a barge platform, from construction in progress to fixed assets as it is complete. The Company has the Luxuria I available for either vacation rental or outright sale. As long as it is available for vacation rental the Company will record depreciation over a 20 year period.

Property and Equipment consists of the following at and December 31, 2017 and 2016:

	2017	2016
Architectural plans	$12,766	$12,766
Furniture and equipment	6,296	-
Less: accumulated amortization and depreciation	(4,154)	(1,368)
Total P&E	$14,908	$11,398

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and has begun amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the years ended December 31, 2017 and 2016, was $1,824 and $1,368, respectively.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital in 2014 as a distribution for $100,000. Outstanding principal and interest totaled $106,455 and $104,482 at December 31, 2017 and 2016, respectively.

(7) SHORT TERM LOANS AND SHORT-TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows, at December 31:

	2017	2016
Note 1	$ 40,000	$ 100,000
Note 2	345,050	-
Note 3	-	-
Note 4	-	-
Note 5	52,217	-
Less: unamortized debt discounts	(8,607)	-
Total short term notes, net	$ 428,660	$ 100,000

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(7) SHORT TERM LOANS AND SHORT-TERM CONVERTIBLE NOTES (continued)

a) Short term notes (continued)

The note holder sold $51,700 of this note to a third party in August 2016, and the Company modified the new $51,700 note to add a conversion feature at a conversion rate of 60% of the trading price of the Company’s common stock. This note is considered stock settled debt and accordingly the Company  recorded a premium on the debt of $34,467 as a charge to interest expense on the modification date. This third party converted $51,700 of this in exchange for 1,574,740 shares in fiscal 2016, and the premium was reclassified to additional paid in capital.

The $100,000 remaining balance of the original note was renegotiated into a new note on December 5, 2016 which matured on July 15, 2017. This new note carries interest at a rate of 16.8% which was payable in cash monthly. The Company paid $14,443 in interest during the year ended December 31, 2017. This new note required the Company to issue 100,000 shares which were valued at $6,000 which was recorded as a discount to be amortized over the remaining life of the note. The remaining note balance and unamortized discount balance at December 31, 2017, is $40,000 (see following assignments) and $0. The $40,000 balance of Note 1 matured on July 15, 2017, and is in default. The Company and the lender are negotiating the terms of an extension.

NOTE 2: On January 5, 2017, pursuant to a securities purchase agreement and a secured promissory note for $830,000 available in five tranches, the Company drew $170,000 and received $150,000 in cash net of $15,000 OID and $5,000 legal fees under this nine month secured promissory note. This note is secured by all the assets of the Company, inclusive of the Luxuria I and the Luxuria II, the member interests of its wholly owned LLC and personally guaranteed by Robert Rowe, CEO of the Company. The lender’s security interests are subordinate by law to the security interests of the August 11, 2016 lender.  This note is structured in multiple parts, first the initial $170,000 as drawn and a subsequent $660,000 which can be drawn at the Company’s option. This note does not carry a stated interest rate, (except it is 22% in event of default as defined in the promissory note), but carries an Original Issue Discount (OID) that totals $75,000 and is pro-rata on each tranche drawn. The OID will be amortized over the remaining life of the note from the date drawn. In addition, the Company is required to pay $5,000 of the lender’s legal fees which was applied to the first tranche drawn. which will also be recorded as debt discount and will be amortized over the nine month life of the note. The Company received the second tranche of $110,000 and received $100,000 in cash net of $10,000 OID under this note in March 2017.  The Company received the third tranche of $55,000 and received $50,000 in cash net of $5,000 OID under this note in November 2017. On November 16, 2017, the lender agreed to extend the note for a three month period and an extension fee of $10,050 was added to the principal balance of note. At December 31, 2017, the balance of this note and the unamortized discount is $345,050 and $1,181, respectively. (see Note 15)

This note requires a partial prepayment if and when the Company sells the Luxuria I and Luxuria II, upon the receipt of which the lender has agreed to release the security interest in the vessels. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II. If the Company rents/leases either the Luxuria I or II, then the prepayment is 20% of the gross rental revenue. The balance owed for rental revenue at December 31, 2017 is $712 and is included in the note balance.

NOTES 3 AND 4: On April 19, 2017, the Company entered into an eight month financing of the $14,500 Luxuria I annual insurance premium. On June 15, 2017, the Company entered into a six month financing of the $3,211 Miss Leah 10 month insurance premium. The Luxuria portion was paid in full at December 31, 2017, and the Miss Leah was sold in September 2017.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

a) Short term notes (continued)

NOTE 5: On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $0.015 per share based on the quoted market price which was recorded as a debt discount and is being amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable monthly. The unamortized balance of the discount is $7,426 at December 31, 2017. Total unpaid principal and interest is $52,217 at December 31, 2017.

b) Short term convertible notes

Short term convertible debt including accrued interest was as follows at December 31, 2017:

Convertible note 1	$ -
Convertible note 2	417,368
Convertible note 3	16,069
Convertible note 4	10,760
Convertible note 5	10,760
Convertible note 6 - related party	16,498
Convertible note 7	47,004
Convertible note 8	30,493
Convertible note 9	44,046
Less: unamortized debt discounts	(80,739)
Less: related party note, net	(10,297)
Total convertible notes, net	$ 501,962

NOTES 1 AND 2: On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and were amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which were also recorded as debt discounts and were amortized over the six month life of the note. Also, the Company was required to issue 100,000 shares of restricted common stock which was valued at $0.10 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carries an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

b) Short term convertible notes (continued)

On October 5, 2016, the Company drew an additional $122,000 and received $92,000 in cash under this six month secured convertible promissory note. An OID of $20,000 was recorded as a discount to the note for the second draw and was amortized over the remaining life of the note. On November 3, 2016, the Company drew an additional $183,000 and received $150,000 in cash under this six month secured convertible promissory note. An OID of $30,000 and legal costs of $3,000 were recorded as discounts to the note for the third draw and was amortized over the remaining life of the note.

The total note is convertible into common stock upon an event of default as follows:

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount”) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the AConversion Price”) for each Conversion shall be equal to 60% (the ”Conversion Factor”) multiplied by the lowest Closing Bid Price in the twenty (20) Trading Days immediately preceding the applicable Conversion. Additionally, if at any time after the Effective Date, the Conversion Shares are not DTC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. Finally, in addition to the Default Effect, if any Major Default occurs after the Effective Date (other than an Event of Default for failure to pay the Conversion Eligible Outstanding Balance on the Maturity Date), the Conversion Factor shall automatically be reduced for all future Conversions by an additional 5% for each of the first three (3) Major Defaults that occur after the Effective Date (for the avoidance of doubt, each occurrence of any Major Default shall be deemed to be a separate occurrence for purposes of the foregoing reductions in Conversion Factor, even if the same Major Default occurs three (3) separate times). For example, the first time the Conversion Shares are not DTC Eligible, the Conversion Factor for future Conversions thereafter will be reduced from 60% to 55% for purposes of this example. If, thereafter, there are three (3) separate occurrences of a Major Default pursuant to Section 4.1(a), then for purposes of this example the Conversion Factor would be reduced by 5% for the first such occurrence, and so on for each of the second and third occurrences of such Major Default.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense. The October 5, 2016 draw resulted in an initial fair value of $113,616 with $92,000 recorded as a debt discount and $21,616 as a derivative expense.  The November 3, 2016 draw resulted in an initial fair value of $190,356 with $150,000 recorded as a debt discount and $40,356 as a derivative expense. The valuation method utilized during 2016 was the Black-Scholes model with the following range of assumptions: Expected life in years 0.50 to 0.10; the conversion price range of $0.21 to $0.036; Bond equivalent yield rate between 0.29% and 0.63%. The valuation method utilized during 2017 was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at December 31, 2017 of $0.0011 with the conversion price of $0.00054; Bond equivalent yield rate 1.28%.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

b) Short term convertible notes (continued)

On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest as a debt discount and is amortizing it to maturity. At December 31, 2017, the unamortized balance is $0.

On March 22, 2017, the Company issued 1,000,000 shares of common stock to settle $30,000 of this note. These shares were valued at $0.073 per share, or $73,000, based on the quoted trading price, and after relieving the related derivative value a gain of $3,463 was recorded. (See Note 11)

In May 2017, the lender bifurcated the original note, which had a then remaining balance of $598,300, into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 is collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. At December 31, 2017, the unamortized balance of the extension fee is $0.

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

On July 18, 2017, the Company issued 2,307,692 shares of common stock upon conversion $18,000 of Note 1. On August 10, 2017, the Company issued 3,800,000 shares of common stock upon conversion $10,944 of Note 1. The bifurcated convertible Notes 1 and  2 in the remaining balances of $182,000 and $416,249 matured on August 11, 2017. On November 11, 2017, the lender agreed to extend Note 2 for an additional three month period and an extension fee of $12,595 was added to the principal balance of note 2. (see Note 15)

On September 14, the Company paid off the balance of Note 1 in the amount of $176,986 from the proceeds of the sale of the Miss Leah.

On October 13, 2017, the Company issued 6,190,000 shares of common stock upon conversion of Note 2 principal in the amount of $8,914. On December 27, 2017, the Company issued 25,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $15,000. At December 31, 2017 the balance was $417,368 and the unamortized discount was $5,750.

NOTE 3: On April 15, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $15,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

b) Short term convertible notes (continued)

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, $0.025 with the conversion price of $0.015; Bond equivalent yield rate 0.92%. At December 31, 2017, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at December 31, 2017 $0.0011 with the conversion price of $0.00054; Bond equivalent yield rate 1.28%. The principal and interest balance was $16,069 and the unamortized discount balance was $0 at December 31, 2017.The note is in default as of December 31, 2017.

NOTES 4, 5 AND 6: On May 17, 2017, as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party, and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $0.002 per share, with a maturity date of May 16, 2018. This was treated as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note and will be amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750,000 shares in June 2017. (see note 11) On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes in exchange for 5,500,000 shares. (see note 11) In September 2017, the Company modified the conversion rate of these notes to $0.0005 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. At December 31, 2017, the total principal and interest was $38,019 and the unamortized discounts were $14,200.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

b) Short term convertible notes (continued)

Subject to the adjustments set forth herein, the conversion price (the AConversion Price”) for each Conversion shall be equal to 61% (the AConversion Factor”) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $54,651 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at June 15, 2017, $0.017 with the conversion price of $0.0104; Bond equivalent yield rate 1.11%.

On December 15, 2017, the Company issued 10,126,582 shares of common stock upon conversion of $8,000 of Note 7. On December 20, 2017, the Company issued 16,438,356 shares of common stock upon conversion of $12,000 of Note 7.

At December 31, 2017, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.46; Stock price at December 31, 2017 $0.0011 with the conversion price of $0.00054; Bond equivalent yield rate 1.28%. Total principal and interest outstanding at December 31, 2017 was $47,004. The unamortized discount at December 31, 2017 was $17,760.

NOTE 8: On August 31, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $30,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a AConversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount”) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the AConversion Price”) for each Conversion shall be equal to 60% (the AConversion Factor”) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion. Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, $0.0028 with the conversion price of $0.0018; Bond equivalent yield rate 1.08%. At December 31, 2017, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at December 31, 2017 $0.0011 with the conversion price of $0.00054; Bond equivalent yield rate 1.28%. The principal and interest balance was $30,493 and the unamortized balance was $8,159 at December 31, 2017.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

b) Short term convertible notes (continued)

NOTE 9: On October 18, 2017, pursuant to a securities purchase agreement and a one year convertible promissory note for $43,000 the Company received $40,000, net of $2,500 of the lender’s legal fees and $500 of due diligence fees which were withheld from the funds provided. This note carries a 12% interest rate, with all interest due at maturity.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a AConversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount”) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 61% (the AConversion Factor”) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $41,119 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 1.00; Stock price at October 18, 2017, $0.0028 with the conversion price of $0.0014; Bond equivalent yield rate 0.99%.

At December 31, 2017, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.46; Stock price at December 31, 2017 $0.0011 with the conversion price of $0.0005; Bond equivalent yield rate 1.28%. The principal and interest was $44,046 and the unamortized discounts at December 31, 2017 totaled $34,871.

(8) SHORT TERM LOAN - RELATED PARTY

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At December 31, 2017, this note balance is $16,046.

As a result of the September 5, 2017, conversion of accrued liability due to a former third party consultant for 192,000,000 shares of common stock this third party consultant became a related party. Convertible Note 6 discussed in Note 7b) is owed to this party. The total amount owed net of discount was $10,297 at December 31, 2017. This party is also the recipient of the shares discussed in Note 9a)

(9) LONG TERM DEBT

In April 2017 the Company entered into a six year loan in the amount of $35,000 to purchase the Suzuki outboard engines for the Luxuria I. This loan carries an interest rate of 6.49% with monthly payments. At December 31, 2017 the balance of this loan was $31,896, of which $5,130 is due within one year.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(10) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

The Company had the obligation to issue 1,000,000 shares of common stock on July 1, 2017, which has not been issued, and has the obligation to issue another 1,000,000 shares on January 1, 2018, under a new three year consulting agreement entered into on December 9, 2016. These shares will be valued at the market price for shares at the date they are earned. The Company also has the obligation to issue 1,000,000 shares under a six month consulting agreement entered into in November 2017.

b) Leases

The Company occupies dockage space for the Luxuria I pursuant to an annual lease with Bahia Mar Marina Bay, LLC dated May 1, 2017. We pay monthly rent of approximately $4,600. We occupy approximately four hundred (400) square feet of office space without charge at the residence of our Chief Executive Officer, President, Treasurer and Director, and our Secretary.

c) Material Contracts and Agreements

On November 1, 2016, as amended in September 2017, the Company entered into a three year employment agreement with its CEO, Robert Rowe. This agreement calls for him to be paid $20,000 per month in cash and for the Company to issue him 10,000,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $0.0577 per share, for a total of $577,700, which was recorded as prepaid officer compensation and will be amortized over the one year vesting period. The agreement allows him to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon conversion the Company recognized a $515,000 conversion loss.

On December 9, 2016, we entered into an agreement (the Agreement) with Oceanside Equities, Inc., (Oceanside), a Florida corporation that provides consulting services. Oceanside agreed to provide us with services from December 9, 2016 until December 8, 2019, in exchange for a one time fee of $20,000 in cash; $16,000 per month accrued and payable in either cash or shares of restricted common stock at the Company’s election and three million one hundred thousand (3,100,000) shares of our restricted common stock, to be issued 1,100,000 on January 1, 2017, 1,000,000 issued on July 1, 2017 and 1,000,000 issued on January 1, 2018.  We will value these shares at the market price on the date they are earned which will be recognized over the term of the contract at the rate of 172,222 shares per month. The agreement allows Oceanside to elect to convert any accrued compensation due him for common stock at a 50% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as consulting fee expense. On September 5, 2017, upon conversion the Company recognized a $480,000 conversion loss.

On May 19, 2017, as amended in September 2017, the Company entered into a two year consulting agreement with a related party, Ron Rowe II. This agreement calls for him to be paid $8,000 per month in cash and for the Company to issue him 5,000,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $0.029 per share, for a total of $145,000, which was recorded as an immediate consulting expense as it was for past services. The agreement allows the consultant to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon conversion the Company recognized a $120,000 conversion loss.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(10) COMMITMENTS AND CONTINGENCIES (continued)

d) Investment Banking Agreement

In February 2016 the Company entered into a two year investment banking agreement to raise capital. Pursuant to this agreement the Company is obligated to pay a cash success fee between 6% and 10%, depending on the amount raised as well as issue common stock in the amount of 4% of the amount raised. This agreement has been terminated in March 2017.

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

f) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as discussed in NOTE 15 SUBSEQUENT EVENTS for Notes 7 and 10.

This party discussed in e) above has not accepted the stock certificate and recently informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated signed contractual price per share.

(11) STOCKHOLDERS’ DEFICIT

At December 31, 2017 and 2016, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 732,952,883 and 21,333,629 shares issued and outstanding, respectively. At December 31, 2017 and 2016, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(11) STOCKHOLDERS’ DEFICIT (continued)

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

In August 2016, the Company issued 425,000 shares of our restricted common stock to a former officer and director in exchange for the construction of the barge bottom for Luxuria I, delivered in February, valued at $70,000. (See note 9)

In August 2016, the Company issued 600,000 shares of restricted common stock in exchange for $36,000 of cash.

In September 2016, the Company issued 42,000 shares of our common stock upon conversion of $4,032 of debt. (See note 12) Related premium of $2,688 was reclassified to additional paid in capital.

In October and November 2016, the Company issued 1,532,740 shares of our common stock upon conversion of $47,668 of debt. (See note 12) Related premium of $31,779 was reclassified to additional paid in capital.

In October 2016, the Company issued 600,000 shares of restricted common stock in exchange for $36,000 of cash.

In November 2016, the Company issued 10,000,000 shares of restricted common stock to the CEO for future services valued at $577,700, or $0.0577 per share, the trading price of the shares on the grant date. The $577,700 was recorded as prepaid officer compensation and is being amortized over the one year vesting period.

In December 2016, the Company issued 41,667 shares of restricted common stock in exchange for $2,500 of cash.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(11) STOCKHOLDERS’ DEFICIT (continued)

On March 22, 2017, the Company issued 1,000,000 shares of common stock to settle $30,000 of the outstanding convertible debt. These shares were valued at $0.073 per share, or $73,000 based on the quoted trading price, and after relieving the related derivative value, a gain of $3,463 was recorded. (See Note 7b)

On May 4, 2017, the Company issued 75,000 shares of common stock under a consulting agreement. These shares were valued at $0.035 per share, or $2,625.

On May 19, 2017, the Company issued 5,000,000 and 5,000,000 shares of common stock to the Company’s two officers in exchange for services rendered. These shares were valued at $0.029 per share, or $145,000 and $145,000.

On May 19, 2017, the Company issued 5,000,000 shares of common stock to the nephew of the Company’s CEO in exchange for services rendered. These shares were valued at $0.029 per share, or $145,000.

On May 25, 2017, the Company issued 4,800,000 shares of common stock to settle $48,000 of expenses accrued under a consulting agreement. These shares were valued at $0.013 per share, or $62,400. Accordingly, the Company recorded $14,400 as a loss on accrued expenses settlement.

On June 17, 2017, the Company issued 2,250,000; 2,250,000 and 2,250,000 shares of common stock to three parties to settle an aggregate $13,500 of debt of Convertible Notes 4, 5 and 6. These shares were valued at $0.002 per share, or $4,500; $4,500 and $4,500. (See Note 7b)

On July 17, 2017 the Company issued 1,000,000 shares as a loan fee to a third party. These shares were valued at the quoted market price of $0.015 per share, or $15,000.

On July 18, 2017, the Company issued 2,307,692 shares of common stock upon conversion of $18,000 of outstanding convertible debt.

On July 18, 2017, the Company issued 5,500,000 shares of common stock upon conversion of $11,000 of outstanding convertible debt. (See Note 7)

On August 18, 2017, the Company issued 3,800,000 shares of common stock upon conversion $10,944 of outstanding convertible debt.  (See Note 7)

On September 5, 2017, the Company issued 446,000,000 shares of common stock upon conversion of $223,000 of accrued liabilities to three related parties and recognized a loss of $1,115,000, charging officer compensation $515,000 and related party professional fees $600,000, valuing the shares at the quoted market price was $0.003 on that date.  (See Note 7b)

On October 13, 2017, the Company issued 6,190,000 shares to convert $8,914 of convertible Note 2 (see Note 7b).

On December 15, 2017, the Company issued 10,126,582 shares to convert $8,000 of convertible Note 7 (see Note 7b).

On December 18, 2017, the Company issued 166,153,846 shares to convert $108,000 of accrued expenses and recorded a loss on conversion of $141,231.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(11) STOCKHOLDERS’ DEFICIT (continued)

On December 20, 2017, the Company issued 16,438,356 shares to convert $12,000 of convertible Note 7 (see Note 7b).

On December 27, 2017, the Company issued 25,000,000 shares to convert $15,000 of convertible Note 2 (see Note 7b).

In November the Company became obligated to issue 1,000,000 shares of common stock in exchange for services under a consulting contract. The Company recorded these shares based on the quoted market price of $0.0024, or $2,400 and is amortizing this amount over the term of the contract with $1,600 recognized in 2017.

Valuation of shares issued for services and settlements were based upon the quoted market price on the requisite measurement date.

(12) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founders brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At December 31, 2017 and 2016, the Company had accrued interest of $6,455 and $4,482, respectively.

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

d) Cash expenses incurred to related parties during each the years ended December 31, presented is as follows:

	2017	2016
Commissions - daughter of founder	$ 2,383	$ 2,640
Construction management - brother of founder	$ 28,500	$ -
Construction management - nephew of founder	$ 24,000	$ -
Professional fees - significant stockholder	$ -	$ 55,335

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(12) RELATED PARTIES (continued)

e) Common stock issued to related party

On May 19, 2017, the Company issued 5,000,000 shares of common stock to the nephew of the Company’s CEO in exchange for services rendered. These shares were valued at $0.029 per share, or $145,000. These shares were issued under a one year consulting agreement dated in May 2017, which pays the nephew $8,000 per month.

(13) - INCOME TAXES

There was no Federal or State Income Tax expense for the years ended December 31, 2017 and 2016 due to the Company’s net loss.

The Company's effective income tax expense (benefit) differs from the Aexpected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes) as follows:

	2017	2016
Tax (benefit) on net loss before income tax	$ (1,034,495)	$ (435,704)
Change in federal tax rates	191,291	-
Effect of state taxes (net of federal benefit)	(110,447)	(46,518)
Stock compensation	879,051	56,810
Debt premiums	142,085	12,970
Derivatives	(87,769)	120,862
Change in valuation allowance	20,284	291,580
Income tax provision	$ -	$ -

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities.

The components of net deferred tax assets and liabilities that have been presented in the Company's financial statements are as follows at December 31,:

Deferred income tax assets:	2017	2016
Net operating loss carryforward	$ 394,649	$ 374,365
Accrued wages	-	-
Total deferred tax assets	394,649	374,365
Valuation allowance	(394,649)	(374,365)
Net deferred taxes	$ -	$ -

The Company records a valuation allowance to reduce deferred tax assets, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. The Company recorded a valuation allowance of $394,649 and $374,365 in 2017 and 2016, respectively.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(13) - INCOME TAXES (continued)

At December 31, 2017, the Company has a net operating loss carryforward of $1,557,109 available to offset future net income expiring through 2037. The utilization of the net operating loss carryforward is dependent on the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (Act). The Act makes significant modifications to the provisions of the Internal Revenue Code, including but not limited to, a corporate tax rate decrease to 21% effective as of January 1, 2018. The Company’s net deferred tax assets and liabilities have been revalued at the newly enacted U.S. Corporate rate in the year of enactment. The adjustment related to the revaluation of the deferred tax asset and liability balances is a net charge of approximately $191,000. This expense is fully offset by a change in valuation allowance. Accordingly, there is no impact on income tax expense as of December 31, 2017.

As of December 31, 2017, the tax years 2017, 2016, 2015 and 2014 for the LLC and 2017, 2016 and 2015 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

(14) CONCENTRATIONS OF RISK

The Company has only one revenue producing asset at December 31, 2017, the Luxuria I floating vessel, and that asset is located in Bahia Mar Marina, Ft. Lauderdale, FL. The rental season at this location is generally year round. The Company primarily utilizes two booking agents to schedule bookings from customers and collect the revenue. If required the Company believes it could obtain bookings through an alternative provider.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at December 31, 2017 and 2016, respectively.

(15) SUBSEQUENT EVENTS

a) Short Term Debt

The note in the remaining balance of $345,050 matured on January 11, 2018. On January 17, 2018, the lender agreed to extend this note for an additional three month period for an extension fee of $10,351. On April 4, 2018, the lender agreed to extend this note for an additional three month period for an extension fee of $11,712.

On February 9, 2018, $35,000 was extended to the Company as a draw on this note.

b)  Short Term Convertible Notes

NOTE 2: On February 14, 2018, the lender agreed to extend the maturity of the August 4, 2016 Note from February 11, 2018 to May 11, 2018, in exchange for additional interest of $11,076 due at maturity.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

(15) SUBSEQUENT EVENTS (continued)

b)  Short Term Convertible Notes (continued)

During the first quarter of 2018, the lender converted $121,995 of this note for a total of 709,666,667 shares of common stock in 9 separate conversions.

NOTE 7: During the first quarter of 2018, the lender converted $45,880 of this note for a total of 138,874,454 shares of common stock in 6 separate conversions.

NOTE 10: On March 19, 2018, pursuant to a securities purchase agreement and a nine month convertible promissory note for $16,500 the Company received $16,000. In addition, the Company is required to pay $500 of the lender’s legal fees which were withheld from the funds provided. This note carries a 12% interest rate, with all interest due at maturity.

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option will be recorded as a derivative liability.

DEFAULT NOTICE FOR NOTES 7 AND 10: On April 17, 2018, due to the failure to timely file the Annual Report on Form 10-K, the lender automatically issued a default notice for these notes. This default notice requires the Company to pay $89,250 plus all accrued interest. This amount includes a default penalty of $29,750 for the two notes combined, or 50% of the then outstanding principal balances of $59,500 combined.

c) Officer advances

The CEO of the Company has loaned $10,900 to the Company as an undocumented non-interest bearing short term loan.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2017, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2017. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Material Weakness Identified

The Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise and lack of monitoring controls necessary for an effective system of internal control. Additionally, certain IT controls have not been developed nor adhered to. Because of the size of the Company and the Company’s administrative staff, as well as other reasons noted above, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination, and disclosure of information, and moitoring controls have not been developed and the Company has not been able to adhere to them.  Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers, and directors.  Since these entity level programs have a pervasive effect across the organization, as well as other deficiencies, management has determined that these circumstances constitute a material weakness. Additionally, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO/CFO, does not expect that the Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

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

Name	Age	Position
Robert Rowe	68	Chief Executive Officer, President, Treasurer Acting Chief Financial Officer and Principal Accounting Officer and Director
Leah Rowe	58	Secretary

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

Mrs. Rowe obtained an Associate’s degree in Business Management from North Shore Community College in June of 1991.

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

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time,

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•

Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities for the years ending December 31, 2017 and 2016.

Name and Principal Position	Year Ended Dec 31	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Robert Rowe, CEO, CFO (1)(2)	2017	279,465(3)	-	145,000 plus 562,077 conversion loss	-	-	-	-	986,542
	2016	114,800	-	578,700	-	-	-		693,500
Leah Rowe, Secretary	2017	30,600	-	145,000	-	-	-	-	175,600
	2016	$ 11,400							11,400

(1)

In June 2016, we issued 1,000,000 shares of Redeemable Series A preferred stock to Robert Rowe, our Chief Executive Officer, President, Treasurer and Director valued at their redemption value of $1,000 for services.

(2)

On November 1, 2016, we issued 10,000,000 common shares to Robert Rowe, our CEO. We valued these shares at $0.0577 per share or an aggregate of $577,700, for future services under a three-year employment agreement.

(3)

For the year ended December 31, 2017, Robert Rowe received $140,465 in cash compensation and $139,000 in stock in lieu of additional cash compensation owed under his employment agreement.

Employment Agreements with Management

On May 11, 2015, we entered into an agreement with Robert Rowe, our Chief Executive Officer, President, Treasurer and Director, to provide services to us. The agreement has a term of three (3) years and requires us to pay $1,700 per week to Mr. Rowe for his services as our Chief Executive Officer, President, Treasurer and Director. On November 1, 2016, this agreement was replaced with a new three (3) year employment agreement and requires us to pay $20,000 per month to Mr. Rowe for his services as our Chief Executive Officer, President, Treasurer and Director, which allows for the conversion of his accrued salary into common stock at a 40% discount to the then market price.

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

Our Board of Directors determines the compensation paid to our executive officers, based upon the years of service to us, whether services are provided on a full-time basis and the experience and level of skill required.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 31, 2018, we had 1,581,494,004 common shares outstanding. The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 31, 2018, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
Common Stock	Direct	Indirect	Total	Percentage of Class (1)
Name and Address of Beneficial Owner
Executive Officers and Directors
Robert Rowe (2)	280,754,615	5,100,000(2)	285,854,615 (2)	18.4%
Leah Rowe (2)	5,100,000	280,754,615 (2)	285,854,615 (2)	18.4%
Officers and Directors as a Group			285,854,615	18.4%

Other 5% Holders
Oceanside Equities	265,846,154	0	265,846,154	17.08%
Ronald Rowe II	89,923,077	0	89,923,077	5.78%

Series A Preferred Stock (3)
Robert Rowe 100%	1,000,000	0	1,000,000	100%

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

(2)

Robert Rowe, our Chief Executive Officer, President, Treasurer and Director holds 280,754,615 shares directly and 5,100,000 shares indirectly which are held by his spouse, Leah Rowe, our Secretary. Leah Rowe, our Secretary holds 5,100,000 directly and 280,754,615 shares indirectly which are held by her spouse, Robert Rowe, our Chief Executive Officer, President, Treasurer and Director.

(3)

The Redeemable Series A Preferred Stock has voting rights equal to 1,000 votes of common for each preferred share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On November 1, 2016, we issued 10,000,000 common shares to Robert Rowe, our CEO. We valued these shares at $0.0577 per share or an aggregate of $577,700, for future services under a three-year employment agreement.

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36-month term. At December 31, 2017, this note balance is $16,046.

On May 19, 2017, the Company entered into a consulting agreement with Ronald Rowe II, the nephew of the Company’s CEO. The agreement calls for compensation at the rate of $8,000 per month. Additionally, Ronald Rowe II was issued 5,000,000 shares of the Company’s common stock as a bonus. These shares were valued at $0.029 per share, or $145,000. The agreement with was maned on Augusts 30, 2017. Additionally, he was issued 48,000,000 shares on September 6, 2017 and 36,923,077 shares on December 8, 2017.

On May 19, 2017, the Company issued 5,000,000 shares of common stock to the nephew of the Company’s CEO in exchange for services rendered. These shares were valued at $0.029 per share, or $145,000.

On September 5, 2017, the Company issued 446,000,000 shares of common stock upon conversion of $223,000 of accrued liabilities to three related parties.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the last two fiscal years or in any proposed transaction to which we are proposed to be a party:

•

Any of our directors or officers;

•

Any proposed nominee for election as our director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than ten percent (10%) of the voting rights attached to our shares; or

•

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2017 and 2016 were approved by the Board of Directors.  The following table shows the fees for the years ended December 31, 2017 and 2016:

	2017	2016
Audit Fees (1)	$ 29,500	$ 30,500
Audit Related Fees (2)	$ 0	$ 0
Tax Fees (3)	$ 0	$ 0
All Other Fees	$ 0	$ 0

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

(3)

Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2017 or 2016

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

(a)

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

3.

Exhibit Index as set forth below.

(b)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference (Form)		Filed Herewith
Date

3.1	Certificate of Incorporation	S-1 Exhibit 3.1	7/10/15
3.2	By-Laws	S-1 Exhibit 3.2	7/10/15
10.1	Employment Agreement Robert Rowe	S-1 Exhibit 10.1	7/10/15
10.2	Employment Agreement Leah Rowe	S-1 Exhibit 10.2	7/10/15
10.3	Promissory Note Global Boatworks LLC & Financial Innovators Corp	S-1 Exhibit 10.3	7/10/15
10.4	Agreement Between Global Boatworks Holdings Inc & Global Boatworks LLC	S-1 Exhibit 10.4	7/10/15
10.5	Agreement with Oceanside Equities	S-1 Exhibit 10.5	7/10/15
10.7	Agreement with Flagship Marine Bay LLC	S-1 Exhibit 10.7	8/7/15
10.8	Invoice Carlos Vilaca & Associates	S-1 Exhibit 10.8	8/7/15
10.9	Invoice Senator Group LLC	S-1 Exhibit 10.9	8/7/15
10.10	Richi Bramos Promissory Note	S-1 Exhibit 10.10	8/7/15
10.13	December 9, 2016, Oceanside Equity Consulting Agreement			X
10.14	Securities Purchase Agreement with St George Investments, LLC, dated January 5, 2017			X
10.15	10% Convertible Promissory Note dated April 15, 2017			X
10.16	Ronald Rowe II Consulting Agreement			X
10.17	$50,000 Loan Agreement dated July 17, 2017			X
10.18	10% Convertible Promissory Note Dated August 31, 2017			X
10.19	Convertible Promissory Note for $43,000			X
10.20	$43,000 Note Purchase Agreement dated October 6, 2017			X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended			X
32.1	Certification Pursuant to 18 U.S.C. Section 1350			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Boatworks Holdings, Inc.

Date: April 30, 2018

By:/s/ Robert Rowe

Robert Rowe

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2018

By: /s/ Robert Rowe

 Robert Rowe

 Chief Executive Officer

Date: April 30, 2018

By: /s/ Robert Rowe

 Robert Rowe

 Chief Financial Officer