Form 10-Q
period 2018-03-31
Global Boatworks Holdings, Inc.
filed 2018-05-15
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2018

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

Yes [  ]  No [X]

As of May 11, 2018 we had 2,035,494,003 shares of common stock outstanding.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations (unaudited)

F-3

Consolidated Statement of Changes in Stockholders’ Deficit (unaudited)

F-4

Consolidated Statements of Cash Flows (unaudited)

F-5

Notes to Consolidated Financial Statements (unaudited)

F-6

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

ASSETS	March 31, 2018	December 31, 2017
CURRENT ASSETS	(unaudited)
Cash	$ 781	$ 1,107
Short-term loan to stockholder, net of reserve of $30,000 and $30,000	-	-
Prepaid expenses	1,386	5,636
Total current assets	2,167	6,743
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessel held for sale, net of depreciation of $50,789 and $33,859	626,391	643,321
PROPERTY AND EQUIPMENT - OTHER
Other, net of depreciation of $1,486 and $962	4,809	5,334
Architectural plans, net of $3,647 and $3,192 amortization	9,119	9,574
Net property and equipment	640,319	658,229
Total Assets	$ 642,486	$ 664,972
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 293,079	$ 198,657
Deferred revenue	2,309	-
Short-term loan from related parties	25,206	16,046
Short-term loans, net of discount of $5,421 and $8,607	484,670	428,660
Short-term convertible notes, net of discounts	385,536	501,962
Short-term convertible note, related party, net of discounts	16,885	10,297
Fair value of derivative liability	276,810	369,570
Current portion of long term debt	5,215	5,130
Due to related party predecessor	3,888	3,888
Total current liabilities	1,493,598	1,534,210
LONG TERM LIABILITIES
Long term debt to third party	25,430	26,766
Note Payable and accrued interest for the vessel - related party	106,948	106,455
Total long term liabilities	132,378	133,221
Total Liabilities	1,625,976	1,667,431
Commitments and Contingencies (note 10)
Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively ($1,000 redemption value)	1,000	1,000
STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 1,582,494,004 and 732,952,883 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	158,249	73,295
Additional paid-in capital	3,813,309	3,570,786
Accumulated deficit	(4,956,048)	(4,647,540)
Total stockholders’ deficit	(984,490)	(1,003,459)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$ 642,486	$ 664,972

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

Three Months Ended March 31,

(unaudited)

	2018	2017

RENTAL REVENUES	$ 11,244	$ -

OPERATING EXPENSES
Cost of revenues (exclusive of depreciation shown separately below)	22,036	1,179
General and administrative	77,898	218,090
Depreciation and amortization	17,910	456
Professional fees - related parties	48,000	48,000
Professional fees	19,623	166,103
Total operating expenses	185,467	433,828
Loss from operations	(174,223)	(433,828)

Other income (expense)
Interest expense	(84,143)	(195,570)
Gain (loss) on extinguishment of debt and debt conversions, net	(124,011)	3,463
Derivative expense	-	(4,576)
Change in fair value of derivative	73,869	246,296
Total other income (expense)	(134,285)	49,613

Net loss	$ (308,508)	$ (384,215)
Loss per weighted average common share	$ (0.00)	$ (0.02)
Number of weighted average common shares outstanding - Basic and Diluted	1,044,961,250	22,797,820

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Three Months Ended March 31, 2018

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
BALANCE, December 31, 2017	-	$ -	732,952,883	$ 73,295	$ 3,570,786	$ (4,647,540)	$ (1,003,459)
Shares issued for services	-	-	1,000,000	100	100	-	200
Shares issued upon debt conversion	-	-	848,541,121	84,854	242,423	-	327,277
Net loss, period ended March 31, 2018	-	-	-	-	-	(308,508)	(308,508)
Balance, March 31, 2018 (unaudited)	-	$ -	1,582,494,004	$ 158,249	$ 3,813,309	$ (4,956,048)	$ (984,490)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31,

(unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (308,508)	$ (384,215)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Change in fair value of derivative	(73,869)	(246,296)
Derivative expense	-	4,576
Gain on extinguishment of debt	-	(3,463)
Loss on conversion of debt	124,011	-
Common stock issued for services	200	49,750
Accrued rental fee capitalized in note balance	1,761	-
Depreciation and amortization	17,910	456
Amortization of common stock issued for prepaid services	-	188,841
Amortization of debt discounts, prepaid interest and OID	70,069	209,864
Changes in operating assets and liabilities
(Increase) in Luxuria construction in progress	-	(139,903)
(Increase) decrease in prepaid expenses	4,250	10,780
Increase (decrease) in accounts payable and accrued expenses	94,422	75,552
Increase (decrease) in deferred revenue	2,309	11,140
Increase (decrease) in accrued interest expense	11,390	493
Net cash used in operating activities	(56,055)	(222,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advances	11,200	-
Proceeds from third party loans	47,820	250,000
Loan repayments	(1,251)	-
Short term loan - related party repayments	(2,040)	-
Net cash provided by financing activities	55,729	250,000

Net increase (decrease) in cash	(326)	27,575
CASH, beginning of period	1,107	10,511
CASH, end of period	$ 781	$ 38,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 7,111	$ 5,931
Income tax paid in cash	$ -	$ -
Non-Cash Investing and Financing Activities:
Common stock issued for prepaid services	$ -	$ 62,834
Discounts recorded on notes payable	$ 16,500	$ 54,300
Conversion of debt to common stock	$ 327,277	$ 30,000
Interest charges for loan extensions	$ 21,427	$ 18,300

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” “Successor” or “Global”), was formed on May 11, 2015, under the laws of the State of Florida. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida. The Company’s business activities to date have primarily consisted of the formation and implementation of a business plan for building luxury floating vessels on a barge bottom, the rental activities relating to the vessels, the sale of the Miss Leah vessel, the construction of a new vessel, the Luxuria I, and the marketing for sale of the Luxuria I vessel.

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

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC") for interim financial information. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in these consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes filed in Form 10-K filed on April 30, 2018 with the U.S. Securities and Exchange Commission.

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements involved the valuation of construction in progress, depreciable life of the luxury floating vessel, valuation of long lived assets, valuation of derivatives, the valuation of common and preferred stock issued as compensation, and valuation allowance on the deferred income tax asset.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit, accumulated deficit and stockholder’s deficit of $1,491,431; $4,956,048 and $984,490 (unaudited) at March 31, 2018. The Company had a net loss of $308,508 and used cash of $56,055 in operating activities in the three months ended March 31, 2018 (unaudited). In addition, the Company defaulted on maturity date payment of one note for approximately $40,000 in June 2017, and two of its notes due to late SEC filings immediately after the quarter ended. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The Company has expenses as a result of being a publicly held company and constructing new vessels without immediate increases in revenues as the Company continues to implement its plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessels. The Company is seeking to raise sufficient equity capital to enable it to pay off its existing debt. It is also attempting to sell the Luxuria I. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at March 31, 2018.

b) Construction in progress

Costs to construct vessels are capitalized during the construction phase. Upon completion of a vessel the Company will either sell the vessel or place in it service as a rental property. If the vessel is to be leased the construction costs are transferred to property and equipment and depreciated over its useful life.

c) Property and equipment

All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method.  Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred. Vessels constructed and then held for sale or rent are classified as Property and Equipment held for sale and depreciated until sold.

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

(Information as to the three months ended March 31, 2018 is unaudited)

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2018 (unaudited) and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31,2018 (unaudited)	December 31,2017
Level 3 - Embedded Derivative Liability	$276,810	$369,570

Changes in Level 3 assets measured at fair value for the quarter ended March 31, 2018 (unaudited) were as follows:

Balance, December 31, 2017	$369,570
Portion of initial valuation recorded as a debt discount	16,500
Amortization to gain on extinguishment upon conversion or repayment	(35,391)
Change in fair value	(73,869)
Balance, March 31, 2018 (unaudited)	$276,810

f) Revenue recognition

The Company adopted ASC 606 “Revenues from Contracts with Customers” on January 1, 2018. There was no cumulative effect upon this adoption.

Rental Revenue - Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the marina dockage fees and fees charged by the web site Homeaway, where the floating vessel is advertised for rent.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Revenue recognition (continued)

Sale Revenue - Revenue is recognized when earned, generally at closing of the sale of a vessel. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the capitalized depreciated cost of constructing a vessel.

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

h) Income Taxes

The Company uses the asset and liability method of ASC 740 to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

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

As of March 31, 2018 tax years 2014, 2015, 2016 and 2017 for the LLC and 2015, 2016 and 2017 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

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

k) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share  is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 3,292,606,957 common stock equivalents at March 31, 2018 (unaudited).

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

(Information as to the three months ended March 31, 2018 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m) Recent accounting pronouncements (continued)

In May 2017, FASB issued Accounting Standards Update (“ASU”), 2017-09 – Compensation - Stock Compensation: Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used)

1. of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

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

(5) PROPERTY AND EQUIPMENT

Property and Equipment held for sale consists of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Luxuria I floating vessel	$677,180	$677,180
Less: accumulated depreciation	(50,789)	(33,859)
Total P&E held for sale	$626,391	$643,321

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(5) PROPERTY AND EQUIPMENT, (continued)

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

On June 30, 2017, the Company transferred the Luxuria I, a two story luxury floating living vessel in the South Florida architectural style, built on a barge platform, from construction in progress to fixed assets as it is complete. The Company has the Luxuria I available for either vacation rental or outright sale. As long as it is available for vacation rental the Company will record depreciation over a 20 year period. Depreciation expense for the three months ended March 31, 2018 was $16,930.

Property and Equipment consists of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Architectural plans	$12,766	$12,766
Furniture and equipment	6,296	6,296
Less: accumulated amortization and depreciation	(5,133)	(4,154)
Total P&E	$13,929	$14,908

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and has begun amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the three months ended March 31, 2018 and 2017, was $456 and $456, respectively.

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

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000. Outstanding principal and interest totaled $106,948 at March 31, 2018 (unaudited).

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Note 1	$ 40,000	$ 40,000
Note 2	396,374	345,050
Note 5	53,717	52,217
Less: unamortized debt discounts	(5,421)	(8,607)
Total short term notes, net	$ 484,670	$ 428,660

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

(Information as to the three months ended March 31, 2018 is unaudited)

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

On February 9, 2018, $35,000 was extended to the Company as a draw on this note. At March 31, 2018, the balance of this note and the unamortized discount is $393,901 and $1,065, respectively.

This note requires a partial prepayment if and when the Company sells the Luxuria I and Luxuria II, upon the receipt of which the lender has agreed to release the security interest in the vessels. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II. If the Company rents/leases either the Luxuria I or II, then the prepayment is 20% of the gross rental revenue. The balance owed for rental revenue at March 31, 2018 is $2,473 and is included in the note balance.

NOTE 5: On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $0.015 per share based on the quoted market price which was recorded as a debt discount and is being amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable at maturity of July 17, 2018. The unamortized balance of the discount is $4,356 at March 31, 2018. Total unpaid principal and interest is $53,717 at March 31, 2018.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

b) Short term convertible notes

Short term convertible debt including accrued interest was, as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Convertible note 1	$ -	$ -
Convertible note 2	306,449	417,368
Convertible note 3	16,446	16,069
Convertible note 4	11,011	10,760
Convertible note 5	11,011	10,760
Convertible note 6 - related party	16,885	16,498
Convertible note 7	-	47,004
Convertible note 8	31,726	30,493
Convertible note 9	44,046	44,046
Convertible note 10	16,570	-
Less: unamortized debt discounts	(51,388)	(80,739)
Less: related party note, net	(17,220)	(10,297)
Total convertible notes, net	$ 385,536	$ 501,962

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense. The October 5, 2016 draw resulted in an initial fair value of $113,616 with $92,000 recorded as a debt discount and $21,616 as a derivative expense.  The November 3, 2016 draw resulted in an initial fair value of $190,356 with $150,000 recorded as a debt discount and $40,356 as a derivative expense. The valuation method utilized during 2016 was the Black-Scholes model with the following range of assumptions: Expected life in years 0.50 to 0.10; the conversion price range of $0.21 to $0.036; Bond equivalent yield rate between 0.29% and 0.63%. The valuation method utilized during 2017 was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at March 31, 2018 of $0.0002 with the conversion price of $0.00012; Bond equivalent yield rate 1.63%.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest as a debt discount and amortized it to maturity. On November 16, 2017, the lender agreed to extend the note for a three month period and an extension fee of $10,050 was added to the principal balance of note. On February 14, 2018, the lender agreed to extend the maturity of the August 4, 2016 Note from February 11, 2018 to May 11, 2018, in exchange for additional interest of $11,076 due at maturity. On May 9, 2018, the lender agreed to extend the maturity of the August 4, 2016 Note from May 11, 2018 to August 11, 2018, in exchange for additional interest of $8,911 due at maturity.

On March 22, 2017, the Company issued 1,000,000 shares of common stock to settle $30,000 of this note. These shares were valued at $0.073 per share, or $73,000, based on the quoted trading price, and after relieving the related derivative value a gain of $3,463 was recorded.

In May 2017, the lender bifurcated the original note, which had a then remaining balance of $598,300, into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 is collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. At March 31, 2018, the unamortized balance of the extension fee is $0.

Note 1 required a mandatory partial prepayment of up to $200,000 if and when the Company sells the Miss Leah, upon the receipt of which the lender has agreed to release the security interest in the vessel. Note 2 contains no such provision.  All other provisions of the original note are carried over to these two new notes. The maturity date of these two notes was August 11, 2017. On August 11, 2017, the lender agreed to negotiate three month extensions for both notes which was completed August 14, 2017, and combined extension fee of $17,619 was added to the principal balance of the notes.

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

On September 14, 2017 the Company paid off the balance of Note 1 in the amount of $176,986 from the proceeds of the sale of the Miss Leah.

On October 13, 2017, the Company issued 6,190,000 shares of common stock upon conversion of Note 2 principal in the amount of $8,914. On December 27, 2017, the Company issued 25,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $15,000.

On January 30, 2018, the Company issued 41,666,667 shares of common stock upon conversion of Note 2 principal in the amount of $15,000. On February 6, 2018, the Company issued 50,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $18,000. On February 12, 2018, the Company issued 50,750,000 shares of common stock upon conversion of Note 2 principal in the amount of $15,225.  On February 19, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $17,100. On February 23, 2018, the Company issued 93,750,000 shares of common stock upon

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

conversion of Note 2 principal in the amount of $11,250. On March 2, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 12, 2018, the Company issued 94,500,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 20, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 28, 2018, the Company issued 94,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,280.

At March 31, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at March 31, 2018 $0.0002 with the conversion price of $0.00011; Bond equivalent yield rate 1.63%. At March 31, 2018 the balance was $306,449 and the unamortized discount was $5,102. On May 9, 2018, the lender agreed to extend the maturity of the August 4, 2016 Note from May 11, 2018 to August 11, 2018, in exchange for additional interest of $8,911 due at maturity.

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, $0.025 with the conversion price of $0.015; Bond equivalent yield rate 0.92%. At March 31, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at March 31, 2018 $0.0002 with the conversion price of $0.00011; Bond equivalent yield rate 1.63%. The principal and interest balance was $16,446 and the unamortized discount balance was $0 at March 31, 2018.The note is currently in default.

NOTES 4, 5 AND 6: On May 17, 2017, as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party, and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $0.002 per share, with a maturity date of May 16, 2018. This was treated as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note and will be amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750,000 shares in June 2017. On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes in exchange for 5,500,000 shares. In September 2017, the Company modified the conversion rate of these notes to $0.0005 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. At March 31, 2018, the total principal and interest under these notes was $38,907 and the unamortized discounts were $0.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

NOTE 7: On June 8, 2017, pursuant to a securities purchase agreement and a one year convertible promissory note for $63,000 the Company received $60,000. In addition, the Company is required to pay $2,500 of the lender’s legal fees and $500 of due diligence fees which were withheld from the funds provided. This note carried a 12% interest rate, with all interest due at maturity.

The total note is convertible into common stock as follows:

Lender had the right at any time, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 61% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $54,651 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at June 15, 2017, $0.017 with the conversion price of $0.0104; Bond equivalent yield rate 1.11%. At March 31, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at March 31, 2018 $0.0002 with the conversion price of $0.00011; Bond equivalent yield rate 1.63%.

On December 15, 2017, the Company issued 10,126,582 shares of common stock upon conversion of $8,000 of Note 7. On December 20, 2017, the Company issued 16,438,356 shares of common stock upon conversion of $12,000 of Note 7.

On January 30, 2018, the Company issued 25,378,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On January 31, 2018, the Company issued 25,378,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On February 5, 2018, the Company issued 25,391,892 shares of common stock upon conversion of Note 7 principal in the amount of $9,395.  On February 6, 2018, the Company issued 25,387,097 shares of common stock upon conversion of Note 7 principal in the amount of $7,870. On February 12, 2018, the Company issued 25,338,709 shares of common stock upon conversion of Note 7 principal in the amount of $6,955. On March 16, 2018, the Company issued 12,000,000 shares of common stock upon conversion of Note 7 principal in the amount of $2,880. At March 31, 2018, the balance of this note is $0.

NOTE 8: On August 31, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $30,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the

“Conversion Amount”) divided by the Conversion Price (as defined below). Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 80% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion. Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, $0.0028 with the conversion price of $0.0018; Bond equivalent yield rate 1.08%. At March 31, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at March 31, 2018 $0.0002 with the conversion price of $0.00011; Bond equivalent yield rate 1.63%. The principal and interest balance was $31,726 and the unamortized balance was $8,159 at March 31, 2018. This note is in default.

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

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 51% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

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

At March 31, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.46; Stock price at March 31, 2018 $0.0002 with the conversion price of $0.00011; Bond equivalent yield rate 1.63%. The principal and interest was $44,046 and the unamortized discounts at March 31, 2018 totaled $21,783.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

On April 17, 2018, due to the failure to timely file the Annual Report on Form 10-K, the lender automatically issued a default notice for this note. This default notice requires the Company to pay the outstanding principal balance plus all accrued interest. This amount includes a default penalty of $21,500 for note 9, or 50% of the then outstanding principal balance. The lender has agreed to waive the penalty if the Company’s Quarterly Report on 10-Q for the period ending March 31, 2018 is filed timely.

NOTE10: On March 20, 2018, pursuant to a securities purchase agreement and a nine month convertible promissory note for $16,500 the Company received $16,000, net of $500 of the lender’s legal fees which was withheld from the funds provided. This note carries a 14% interest rate, with all interest due at maturity.

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

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 51% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $41,119 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 1.00; Stock price at March 20, 2018, $0.0004 with the conversion price of $0.000122; Bond equivalent yield rate 01.76%.

At March 31, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.46; Stock price at March 31, 2018 $0.0002 with the conversion price of $0.00011; Bond equivalent yield rate 1.63%. The principal and interest was $16,570 and the unamortized discounts at March 31, 2018 totaled $16,344.

On April 17, 2018, due to the failure to timely file the Annual Report on Form 10-K, the lender automatically issued a default notice for this note. This default notice requires the Company to pay the outstanding principal balance plus all accrued interest. This amount includes a default penalty of $8,250 for note 10, or 50% of the then outstanding principal balance. The lender has agreed to waive the penalty if the Company’s Quarterly Report on 10-Q for the period ending March 31, 2018 is filed timely.

(8) SHORT TERM LOANS - RELATED PARTY

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At March 31, 2018, this note balance is $14,006.

During the first quarter 2018, the CEO advanced $11,200 to the Company under an undocumented advance which carries no interest and has no stated maturity.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(8) SHORT TERM LOANS - RELATED PARTY, (continued)

As a result of the September 5, 2017, conversion of accrued liability due to a former third party consultant for 192,000,000 shares of common stock this third party consultant became a related party. Convertible Note 6 discussed in Note 7b) is owed to this party. The total amount owed net of discount was $16,885 at March 31, 2018.

(9) LONG TERM DEBT

In April 2017 the Company entered into a six year loan in the amount of $35,000 to purchase the Suzuki outboard engines for the Luxuria I. This loan carries an interest rate of 6.49% with monthly payments. At March 31, 2018 the balance of this loan was $30,645, of which $5,215 is due within one year.

(10) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

At March 31, 2018, the Company had the obligation to issue 1,000,000 shares of common stock on July 1, 2017 and 1,000,000 shares on January 1, 2018, under a three year consulting agreement entered into on December 9, 2016. These shares were valued at the market price for shares at the date they are earned.

b) Leases

The Company occupies dockage space for the Luxuria I pursuant to an annual lease with Bahia Mar Marina Bay, LLC dated May 1, 2017. We pay monthly rent of approximately $4,600. We occupy approximately four hundred (400) square feet of office space without charge at the residence of our Chief Executive Officer, President, Treasurer and Director, and our Secretary.

c) Material Contracts and Agreements

On November 1, 2016, the Company entered into a three year employment agreement with its CEO, Robert Rowe. This agreement calls for him to be paid $20,000 per month in cash and for the Company to issue him 10,000,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $0.0577 per share, for a total of $577,700, which was recorded as prepaid officer compensation and was amortized over the one year vesting period. The agreement allows him to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon conversion the Company recognized a $515,000 conversion loss as additional officer compensation.

On December 9, 2016, we entered into an agreement (the Agreement) with Oceanside Equities, Inc., (Oceanside), a Florida corporation that provides consulting services. Oceanside agreed to provide us with services from December 9, 2016 until December 8, 2019, in exchange for a one time fee of $20,000 in cash; $16,000 per month accrued and payable in either cash or shares of restricted common stock at the Company’s election and three million one hundred thousand (3,100,000) shares of our restricted common stock, to be issued 1,100,000 on January 1, 2017, 1,000,000 issued on July 1, 2017 and 1,000,000 issued on January 1, 2018.  We will value these shares at the market price on the date they are earned which will be recognized over the term of the contract at the rate of 172,222 shares per month. The agreement allows Oceanside to elect to convert any accrued compensation due him for common stock at a 50% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as consulting fee expense. On September 5, 2017, upon conversion the Company recognized a $480,000 conversion loss as related party professional fees.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(10) COMMITMENTS AND CONTINGENCIES (continued)

c) Material Contracts and Agreements, (continued)

On May 19, 2017, as amended in September 2017, the Company entered into a two year consulting agreement with a related party, Ron Rowe II. This agreement calls for him to be paid $8,000 per month in cash and for the Company to issue him 5,000,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $0.029 per share, for a total of $145,000, which was recorded as an immediate consulting expense as it was for past services. The agreement allows the consultant to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon conversion the Company recognized a $120,000 conversion loss as related party professional fees.

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

f) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2018 (unaudited), there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

This party discussed in e) above has not accepted the stock certificate and informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated signed contractual price per share.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(11) STOCKHOLDERS’ DEFICIT

At March 31, 2018 (unaudited) and December 31, 2017, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 1,582,494,004 (unaudited) and 732,952,883 issued and outstanding. At March 31, 2018 (unaudited) and December 31, 2017, respectively, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

On March 7, 2018, the Company issued 1,000,000 shares of common stock under a consulting agreement. These shares were valued at $0.0002 per share, or $200.

On January 30, 2018, the Company issued 41,666,667 shares of common stock upon conversion of Note 2 principal in the amount of $15,000. On February 6, 2018, the Company issued 50,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $18,000. On February 12, 2018, the Company issued 50,750,000 shares of common stock upon conversion of Note 2 principal in the amount of $15,225.  On February 19, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $17,100. On February 23, 2018, the Company issued 93,750,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,250. On March 2, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 12, 2018, the Company issued 94,500,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 20, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 28, 2018, the Company issued 94,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,280.

On January 30, 2018, the Company issued 25,378,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On January 31, 2018, the Company issued 25,378,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On February 5, 2018, the Company issued 25,391,892 shares of common stock upon conversion of Note 7 principal in the amount of $9,395.  On February 6, 2018, the Company issued 25,387,097 shares of common stock upon conversion of Note 7 principal in the amount of $7,870. On February 12, 2018, the Company issued 25,338,709 shares of common stock upon conversion of Note 7 principal in the amount of $6,955. On March 16, 2018, the Company issued 12,000,000 shares of common stock upon conversion of Note 7 principal in the amount of $2,880. At March 31, 2018, the balance of this note is $0.

(12) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founders brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At March 31, 2018 (unaudited) and December 31, 2017, the Company had accrued interest of $6,948 and $6,455, respectively.

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor for the net differential of $3,888.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2018 is unaudited)

(12) RELATED PARTIES, (continued)

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

d) Payments to related parties during the periods ended March 31:

	2018	2017
Commissions - daughter of founder	$ -	$ 971
Construction management - brother of founder	$ -	$ 12,000
Construction management - nephew of founder	$ -	$ -
Professional fees - significant stockholder	$ -	$ 2,500

e) Common stock issued to related party

On May 19, 2017, the Company issued 5,000,000 shares of common stock to the nephew of the Company’s CEO in exchange for services rendered. These shares were valued at $0.029 per share, or $145,000. These shares were issued under a one year consulting agreement dated in May 2017, which pays the nephew $8,000 per month.

(13) CONCENTRATIONS OF RISK

The Company has only one revenue producing asset at March 31, 2018, the Luxuria I floating vessel, and that asset is located in Bahia Mar Marina, Ft Lauderdale, FL. The rental season at this location is generally year round. The Company primarily utilizes two booking agents to schedule bookings from customers and collect the revenue. If required, the Company believes it could obtain bookings through an alternative provider.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at March 31, 2018 (unaudited) and December 31, 2017, respectively.

(14) SUBSEQUENT EVENTS

a)  Short Term Convertible Notes

NOTE 2: Subsequent to the three months ended March 31, 2018, the lender converted $9,480 of this note for a total of  158,000,000 shares of common stock.

NOTE 9: Subsequent to the three months ended March 31, 2018, the lender converted $20,930 of this note for a total of  294,999,999 shares of common stock in five separate transactions.

DEFAULT NOTICE FOR NOTES 9 AND 10: On April 17, 2018, due to the failure to timely file the Annual Report on Form 10-K, the lender automatically issued a default notice for these notes. This default notice requires the Company to pay $89,250 plus all accrued interest. This amount includes a default penalty of $29,750 for the two notes combined, or 50% of the then outstanding principal balances of $59,500 combined. The lender has verbally agreed to waive this penalty if the Company’s Quarterly Report for the three months ended March 31, 2018, on Form 10-Q is filed timely.

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

Three (3) Months Ended March 31, 2018 and 2017

We had revenues of $11,244 and $0 for the three (3) months ended March 31, 2018 and 2017, respectively. Our only source of revenue at this time is the rental of the Luxuria I luxury floating vessel located in Florida.

Cost of revenues, (exclusive of depreciation shown separately below), was $22,036 compared to $1,179 for the three (3) months ended March 31, 2018 and 2017, respectively, or a seventeen hundred sixty nine point zero percent (1,769.0%) increase. This increase was primarily due to an increase in marina fees.

General and administrative expenses were $77,898 compared to $218,090 for the three (3) months ended March 31, 2018 and 2017, respectively, a decrease of sixty four point two percent (64.2%). General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel. The primary decrease was in officer pay as a result of stock based compensation in the amount of $144,425 in 2017.

Our professional fees were $19,623 compared to $166,103 for the three (3) months ended March 31, 2018 and 2017, respectively. This decrease is principally the result of stock based compensation for some of our consultants in the amount of $94,166 and amortization of prepaid professional fees of $33,327 in 2017.

Our depreciation and amortization expense was $17,910, compared to $456 for the three (3) months ended March 31, 2018 and 2017, respectively, or a thirty eight hundred twenty seven point six percent (3,827.6%) increase. This increase was due to placing the Luxuria I in service July 1, 2017.

Our interest expense was $84,143 compared to $195,570 for the three (3) months ended March 31, 2018 and 2017, respectively, a decrease of $111,427 or fifty seven percent (57%). This decrease is due to the amortization of loan discounts which were higher in 2017 versus 2018.

Our derivative expense was $0 and $4,576; change in fair value of derivative was $73,869 and $246,296 for the three months ended March 31, 2018 and 2017, respectively, all of which is based on valuation of various derivative instruments during each quarter.

We recorded a net loss of ($308,508) compared to ($384,215) for the three (3) months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Our cash decreased $326 for the three months ended March 31, 2018. We used $56,055 of cash in operating activities during the three months ended March 31, 2018. Our operating activities consisted primarily of marketing the Luxuria I for sale, showing the Luxuria in the Miami International Boat Show in January and rental activities of the Luxuria I.

Investing Activities

There were no investing activities during the three months ended March 31, 2018 and 2017.

Financing Activities

During the three (3) months ended March 31, 2018 we funded our working capital requirements principally through the receipt of proceeds of $47,820 for additional loans and $11,200 advance for our officer from additional debt. In 2017 we received $250,000 in loans.

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

Revenue Recognition

The Company adopted ASC 606 “Revenues from Contracts with Customers” on January 1, 2018. There was no cumulative effect upon this adoption.

Rental Revenue - Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the marina dockage fees and fees charged by the web site Homeaway, where the floating vessel is advertised for rent.

Sale Revenue - Revenue is recognized when earned, generally at closing of the sale of a vessel. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the capitalized cost of constructing a vessel.

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

Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivative are removed from the balance sheet.  The shares issued upon conversion of the note are recorded at their fair value and a gain or loss on extinguishment is recognized as applicable.

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

As of March 31, 2018, we had cash on hand of $781 for our operational needs. Currently, our operating expenses are approximately $14,500 per month. We were obligated to repay an outstanding loan in one lump payment in the amount of $40,000 on July 15, 2017, which is past due as of the date of this filing and is under negotiations for an extension. We are obligated to repay an outstanding loan in the amount of $306,449 on August 11, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $396,374 on July 5, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing. We are obligated to repay three outstanding loans in one lump payment in the amounts of $10,000; $10,000 and $15,500 on May 17, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $43,000 on October 6, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $16,500 on December 30, 2018. As a result of not filing our Annual Report on Form 10-K timely, we have received notification that these last two convertible notes in the amounts of $43,000 and $16,500 are in default, which requires us to pay a default penalty of $29,750, or 50% of the then outstanding loan balances. The lender has verbally agreed to waive this penalty if the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, is filed timely.

If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately zero (0) months.

We are focusing our efforts on commercializing luxury stationary vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015, and began construction in March 2016. It was completed as of June 30, 2017. Luxuria I is approximately 1,900 square feet, with two (2) bedrooms and bathrooms, and sleeps up to nine (6) people. We are also marketing the concept of custom built smaller versions of the Luxuria that would cost less to build and have a lower selling price.

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

Our first Luxuria barge bottom was delivered to us in late February 2016. We issued 425,000 shares of our common stock as payment for this barge bottom, valued at $70,000, or $0.16 per share, under an agreement dated August 11, 2016, at which time the market price of the stock was $0.23 per share. This party has not accepted the stock certificate and informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated price per share.

The retail price of the Luxuria is between $1,200,000 and $1,500,000. The subsequent sale of the Luxuria vessel would provide sufficient capital to repay the remaining balance of the Company’s debt.

We are currently marketing the Luxuria models to yacht brokers, real estate brokers and boat dealerships.

Our cash balance at March 31, 2018 was approximately $780, which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of $4,956,048 from inception to March 31, 2018. A significant portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2017, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2017, and there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2018. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Identified

The Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise and lack of monitoring controls necessary for an effective system of internal control. Additionally, certain IT controls have not been developed nor adhered to. Because of the size of the Company and the Company’s administrative staff, as well as other reasons noted above, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination, and disclosure of information and monitoring controls, have not been developed and the Company has not been able to adhere to them.  Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers, and directors.  Since these entity level programs have a pervasive effect across the organization, as well as other deficiencies, management has determined that these circumstances constitute a material weakness. Additionally, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,000,000 common shares to Chris Van Vliet on March 7, 2018 pursuant to a consulting agreement.  The common shares were issued pursuant to an exemption from registration and the certificates carry a restrictive legend.

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

The lender has agreed to waive this penalty if the Company’s Quarterly Report on Form 10-Q is filed timely.

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

Global Boatworks Holdings, Inc. /s/ Robert Rowe Name: Robert Rowe Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) Dated: May 15, 2018