Form 10-Q
period 2018-06-30
Global Boatworks Holdings, Inc.
filed 2018-08-20
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2018

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

Yes [  ]  No [X]

As of August 16, 2018 we had 2,403,105,170 shares of common stock outstanding.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets F-2
Consolidated Statements of Operations (unaudited) F-3
Consolidated Statement of Changes in Stockholders’ Deficit (unaudited) F-4
Consolidated Statements of Cash Flows (unaudited) F-5
Notes to Consolidated Financial Statements (unaudited) F-6

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ -	$ 1,107
Other receivable	7,267	-
Short-term loan to stockholder, net of reserve of $30,000 and $30,000	-	-
Prepaid expenses	14,136	5,636
Total current assets	21,403	6,743
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessel held for sale, net of depreciation of $67,719 and $33,859	609,461	643,321
PROPERTY AND EQUIPMENT - OTHER
Other, net of depreciation of $2,012 and $962	4,284	5,334
Architectural plans, net of $4,103 and $3,192 amortization	8,663	9,574
Net property and equipment	622,408	658,229
Total Assets	$ 643,811	$ 664,972
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 446,533	$ 198,657
Bank overdraft liability	982	-
Short-term loan from related parties	24,854	16,046
Short-term loans, net of discounts	578,018	428,660
Short-term convertible notes, net of discounts	379,846	501,962
Short-term convertible note, related party, net of discounts	17,273	10,297
Fair value of derivative liability	251,522	369,570
Current portion of long term debt	5,302	5,130
Due to related party predecessor	3,888	3,888
Total current liabilities	1,708,218	1,534,210

LONG TERM LIABILITIES
Long term debt to third party	24,072	26,766
Note Payable and accrued interest for the vessel - related party	107,441	106,455
Total long-term liabilities	131,513	133,221
Total Liabilities	1,839,731	1,667,431

Commitments and Contingencies (note 10)	-	-

Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively ($1,000 redemption value)	1,000	1,000

STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 2,403,105,170 and 732,952,883 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	240,311	73,295
Additional paid-in capital	3,934,041	3,570,786
Accumulated deficit	(5,371,272)	(4,647,540)
Total stockholders’ deficit	(1,196,920)	(1,003,459)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$ 643,811	$ 664,972

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

RENTAL REVENUES	$ 2,914	$ 16,115	$ 14,158	$ 16,115

OPERATING EXPENSES
Cost of revenues, excluding depreciation shown below	20,884	2,538	42,920	3,717
General and administrative	79,586	517,386	157,484	735,476
Depreciation and amortization	17,910	456	35,820	912
Professional fees	36,344	200,018	55,967	366,121
Professional fees - related party	72,000	48,000	120,000	96,000

Total operating expenses	226,724	768,398	412,191	1,202,226

Loss from operations	(223,810)	(752,283)	(398,033)	(1,186,111)

Other income (expense)
Interest expense	(76,235)	(71,449)	(160,378)	(267,021)
Gain (loss) on extinguishment of debt and debt conversions, net	(134,798)	-	(258,809)	3,463
Change in fair value of derivative	19,619	(35,579)	93,488	206,141
Loss on accrued expense settlement	-	(14,400)	-	(14,400)

Total other income (expense)	(191,414)	(121,428)	(325,699)	(71,817)

Net loss	$ (415,224)	$ (873,711)	$ (723,732)	$ (1,257,928)

Loss per weighted average common share	$ (0.00)	$ (0.03)	$ (0.00)	$ (0.04)

Number of weighted average common shares outstanding - Basic and Diluted	2,006,193,396	33,816,871	1,525,891,780	28,424,651

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Six Months Ended June 30, 2018

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2017	-	$ -	732,952,883	$ 73,295	$ 3,570,786	$ (4,647,540)	$ (1,003,459)

Shares issued for services	-	-	1,000,000	100	100	-	200
Shares issued upon debt conversion	-	-	1,669,152,287	166,916	363,155	-	530,071
Net loss, period ended June 30, 2018	-	-	-	-	-	(723,732)	(723,732)

Balance, June 30, 2018 (unaudited)	-	$ -	2,403,105,170	$ 240,311	$ 3,934,041	$ (5,371,272)	$ (1,196,920)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30,

(unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (723,732)	$ (1,257,928)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Change in fair value of derivative	(93,488)	(133,541)
Gain on extinguishment of debt	-	(3,463)
Loss on conversion of debt	258,809	-
Loss on accrued expenses conversion	-	14,400
Common stock issued for services	200	550,210
Accrued rental fee capitalized in note balance	2,398	-
Depreciation and amortization	35,820	912
Amortization of common stock issued for prepaid services	-	325,343
Amortization of debt discounts, prepaid interest and OID	142,227	259,738
Changes in operating assets and liabilities
(Increase) in Luxuria construction in progress	-	(233,679)
(Increase) in other receivables	(7,267)	-
(Increase) decrease in prepaid expenses	(8,500)	29,071
Increase (decrease) in accounts payable and accrued expenses	247,876	80,928
Increase (decrease) in deferred revenue	-	11,046
Increase (decrease) in accrued interest expense	4,887	493

Net cash used in operating activities	(140,770)	(356,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advances	14,506	20,000
Proceeds from third party loans	135,260	340,647
Bank overdraft liability	982	-
Loan repayments	(5,387)	(798)
Short term loan - related party repayments	(5,698)	(485)

Net cash provided by financing activities	139,663	359,364

Net increase (decrease) in cash	(1,107)	2,894

CASH, beginning of period	1,107	10,511

CASH, end of period	$ -	$ 13,405
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 18,151	$ 11,557
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Conversion of debt to common stock	$ 530,071	$ 13,500
Interest charges for loan extensions	$ 43,645	$ -
Common stock issued to settle accrued expenses	$ -	$ 48,000
Construction in progress costs purchased with third party loan	$ -	$ 35,000
Transfer of construction in progress to fixed asset held for sale or rent	$ -	$ 677,180
Discounts recorded on notes payable	$ 16,500	$ 86,422

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (the “Company”, “Successor” or “Global”), was formed on May 11, 2015, under the laws of the State of Florida. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida. The Company’s business activities to date have primarily consisted of the formation and implementation of a business plan for building luxury floating vessels on a barge bottom, the rental activities relating to the vessels, the sale of the Miss Leah vessel, the construction of a new vessel, the Luxuria I and the marketing for sale of the Luxuria I vessel.

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

b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements involved the valuation of construction in progress, depreciable life of the luxury floating vessel, valuation of long-lived assets, valuation of derivatives, the valuation of common and preferred stock issued as compensation, and valuation allowance on the deferred income tax asset.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit, accumulated deficit and stockholder’s deficit of $1,686,815; $5,371,272 and $1,196,920 (unaudited) at June 30, 2018. The Company had a net loss of $723,732 and used cash of $140,770 in operating activities in the six months ended June 30, 2018 (unaudited).  In addition, the Company defaulted on maturity date payment of seven notes for approximately $171,500 as of June 30, 2018. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The Company has expenses as a result of being a publicly held company and constructing new vessels without immediate increases in revenues as the Company continues to implement its plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessels. The Company is seeking to raise sufficient equity capital to enable it to pay off its existing debt. It is also attempting to sell the Luxuria I. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at June 30, 2018.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

e) Financial instruments and Fair value measurements

ASC 825-10 AFinancial Instruments , allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

FASB ASC 820 AFair Value Measurement  clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2018 (unaudited) and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2018 (unaudited)	December 31, 2017
Level 3 Embedded Derivative Liability	$ 251,522	$ 369,570

Changes in Level 3 assets measured at fair value for the quarter ended June 30, 2018 (unaudited) were as follows:

Balance, December 31, 2017	$ 369,570
Portion of initial valuation recorded as a debt discount	16,500
Amortization to gain on extinguishment upon conversion or repayment	(41,060)
Change in fair value	(93,488)
Balance, June 30, 2018 (unaudited)	$ 251,522

f) Revenue recognition

The Company adopted ASC 606 ARevenues from Contracts with Customers on January 1, 2018. There was no cumulative effect upon this adoption.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Revenue recognition (continued)

Rental Revenue - Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and 1 no notice of audit or any notifications from the IRS for any of the open tax years.

Sale Revenue - Revenue is recognized when earned, generally at closing of the sale of a vessel. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the depreciated capitalized cost of constructing a vessel.

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

As of June 30, 2018 tax years 2014, 2015, 2016 and 2017 for the LLC and 2015, 2016 and 2017 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

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

k) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 3,860,051,500 common stock equivalents at June 30, 2018 (unaudited).

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

m) Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(4) CONSTRUCTION IN PROGRESS

Construction in progress represents the capitalized construction of its Luxuria floating vessel(s) being constructed for sale. At June 30, 2017, the Luxuria I was completed and $677,180 was transferred to fixed assets as it is held for rental and/or sale.

(5) PROPERTY AND EQUIPMENT

Property and Equipment held for sale consists of the following:

	June 30, 2018	December 31, 2017
(unaudited)
Luxuria I floating vessel	$ 677,180	$ 677,180
Less: accumulated depreciation	(67,719)	(33,859)
Total P&E held for sale	$ 609,461	$ 643,321

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(5) PROPERTY AND EQUIPMENT, (continued)

On September 25, 2014, the Company acquired the Miss Leah, a two-story luxury floating vessel in the Cape Cod architectural style built on a barge platform. The Miss Leah was based at a marina in Boston harbor. It was rented out primarily through a third- party rental management company on a short-term vacation type basis. The Miss Leah was built in 2004 by the founder of the Company and subsequently sold in 2006 to his brother who established the Predecessor’s rental business.  Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. As the Miss Leah has been recorded on the books of the Company at a value of $0, there is no depreciation recorded. On September 14, 2017, the Company sold the Miss Leah and recorded sales proceeds of $222,187, net of estimated sales tax due of $14,813.

On June 30, 2017, the Company transferred the Luxuria I, a two-story luxury floating living vessel in the South Florida architectural style, built on a barge platform, from construction in progress to fixed assets as it is complete. The Company has the Luxuria I available for either vacation rental or outright sale. As long as it is available for vacation rental the Company is recording depreciation over a 20 year period. Depreciation expense for the six months ended June 30, 2018 was $33,860.

Property and Equipment consists of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Architectural plans	$ 12,766	$ 12,766
Furniture and equipment	6,296	6,296
Less: accumulated amortization and depreciation	(6,115)	(4,154)
Total P&E	$ 12,947	$ 14,908

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and has begun amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the six months ended June 30, 2018 and 2017, was $912 and $912, respectively.

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

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000. Outstanding principal and interest totaled $107,441 at June 30, 2018 (unaudited).

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT-TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
Note 1	$ 40,000	$ 40,000
Note 2	474,723	345,050
Note 3	53,717	52,217
Note 4	11,490	-
Less: unamortized debt discounts	(1,912)	(8,607)
Total short-term notes, net	$ 578,018	$ 428,660

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

The $100,000 remaining balance of the original note was renegotiated into a new note on December 5, 2016 which matured on July 15, 2017. This new note carries interest at a rate of 16.8% which was payable in cash monthly. The Company paid $14,443 in interest during the year ended December 31, 2017. This new note required the Company to issue 100,000 shares which were valued at $6,000 which was recorded as a discount to be amortized over the remaining life of the note. The remaining note balance and unamortized discount balance at December 31, 2017, is $40,000 (see following assignments). The $40,000 balance of Note 1 matured on July 15, 2017, and is in default. The Company and the lender are negotiating the terms of an extension.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT-TERM CONVERTIBLE NOTES, (continued)

a) Short term notes, (continued)

NOTE 2: On January 5, 2017, pursuant to a securities purchase agreement and a secured promissory note for $830,000 available in five tranches, the Company drew $170,000 and received $150,000 in cash net of $15,000 OID and $5,000 legal fees under this nine-month secured promissory note. This note is secured by all the assets of the Company, inclusive of the Luxuria I and the Luxuria II, the member interests of its wholly owned LLC and personally guaranteed by Robert Rowe, CEO of the Company. The lender’s security interests are subordinate by law to the security interests of the August 11, 2016 lender.  This note is structured in multiple parts, first the initial $170,000 as drawn and a subsequent $660,000 which can be drawn at the Company’s option. This note does not carry a stated interest rate, (except it is 22% in event of default as defined in the promissory note) but carries an Original Issue Discount (OID) that totals $75,000 and is pro-rata on each tranche drawn. The OID will be amortized over the remaining life of the note from the date drawn. In addition, the Company is required to pay $5,000 of the lender’s legal fees which was applied to the first tranche drawn. which will also be recorded as debt discount and will be amortized over the nine-month life of the note. The Company received the second tranche of $110,000 and received $100,000 in cash net of $10,000 OID under this note in March 2017.  The Company received the third tranche of $55,000 and received $50,000 in cash net of $5,000 OID under this note in November 2017. On November 16, 2017, the lender agreed to extend the note for a three-month period and an extension fee of $10,050 was added to the principal balance of note. The note in the remaining balance of $345,050 matured on January 11, 2018. On January 17, 2018, the lender agreed to extend this note for an additional three-month period for an extension fee of $10,351.

On February 9, 2018, $38,500 was extended to the Company as a draw on this note, including $3,500 OID. On April 6, 2018, $33,000 was extended to the Company as a draw on this note, including $3,000 OID. The note in the remaining balance of $416,550 matured on April 6, 2018. On April 6, 2018, the lender agreed to extend this note for an additional three-month period for an extension fee of $11,712. On May 18, 2018, $33,000 was extended to the Company as a draw on this note, including $3,000 OID. At June 30, 2018, the balance of this note and the unamortized discount is $474,723 and $1,337, respectively. On July 6, 2018, the lender agreed to extend this note for an additional three-month period for an extension fee of $14,613.  See Note 14.

This note requires a partial prepayment if and when the Company sells the Luxuria I and Luxuria II, upon the receipt of which the lender has agreed to release the security interest in the vessels. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II. If the Company rents/leases either the Luxuria I or II, then the prepayment is 20% of the gross rental revenue. The balance owed for rental revenue at June 30, 2018 is $3,109 and is included in the note balance.

NOTE 3: On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $0.015 per share based on the quoted market price which was recorded as a debt discount and was amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable at maturity of July 17, 2018. The unamortized balance of the discount is $575 at June 30, 2018. Total unpaid principal and interest is $53,717 at June 30, 2018. This note is currently in default.

NOTE 4: On April 18, 2018, the Company entered into a loan agreement in the amount of $14,501 with a third party to finance the insurance on the Luxuria I. This note carries an 8.2% interest rate and matures February 18, 2019.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT-TERM CONVERTIBLE NOTES, (continued)

b) Short term convertible notes

Short term convertible debt including accrued interest was, as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
Convertible note 1	$ --	$ --
Convertible note 2	305,880	417,368
Convertible note 3	16,825	16,069
Convertible note 4	11,261	10,760
Convertible note 5	11,261	10,760
Convertible note 6 - related party	17,273	16,498
Convertible note 7	-	47,004
Convertible note 8	32,476	30,493
Convertible note 9	-	44,046
Convertible note 10	17,147	-
Less: unamortized debt discounts	(15,004)	(80,739)
Less: related party note, net	(17,273)	(10,297)
Total convertible notes, net	$ 379,846	$ 501,962

NOTES 1 AND 2: On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six-month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and were amortized over the six-month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which were also recorded as debt discounts and were amortized over the six-month life of the note. Also, the Company was required to issue 100,000 shares of restricted common stock which was valued at $0.10 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six-month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carries an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

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

The total note is convertible into common stock upon an event of default as follows:

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the Conversion Amount”) divided by the Conversion Price (as defined below).

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense. The October 5, 2016 draw resulted in an initial fair value of $113,616 with $92,000 recorded as a debt discount and $21,616 as a derivative expense.  The November 3, 2016 draw resulted in an initial fair value of $190,356 with $150,000 recorded as a debt discount and $40,356 as a derivative expense. The valuation method utilized during 2016 through 2018 was the Black-Scholes model with the following range of assumptions: Expected life in years 0.50 to 0.05; the conversion price range of $0.21 to $0.0001; Bond equivalent yield rate between 0.29% and 1.77%.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest as a debt discount and amortized it to maturity. On November 16, 2017, the lender agreed to extend the note for a three month period and an extension fee of $10,050 was added to the principal balance of note. On February 14, 2018, the lender agreed to extend the maturity of the August 4, 2016 Note from February 11, 2018 to May 11, 2018, in exchange for additional interest of $11,076, due at maturity. On May 11, 2018, the lender agreed to extend the maturity of the August 4, 2016 Note from May 11, 2018 to August 11, 2018, in exchange for additional interest of $8,911, due at maturity. On August 7, 2018, the lender agreed to extend the maturity of the August 4, 2016 Note from August 11, 2018 to November 11, 2018, in exchange for additional interest of $9,178, due at maturity.  See Note 14.

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

On January 30, 2018, the Company issued 41,666,667 shares of common stock upon conversion of Note 2 principal in the amount of $15,000. On February 6, 2018, the Company issued 50,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $18,000. On February 12, 2018, the Company issued 50,750,000 shares of common stock upon conversion of Note 2 principal in the amount of $15,225.  On February 19, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $17,100. On February 23, 2018, the Company issued 93,750,000 shares of common stock upon

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

conversion of Note 2 principal in the amount of $11,250. On March 2, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 12, 2018, the Company issued 94,500,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 20, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 28, 2018, the Company issued 94,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,280. On April 16, 2018, the Company issued 158,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $9,480.

At June 30, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.07; Stock price at June 30, 2018 $0.0001; conversion price of $0.00006; Bond equivalent yield rate 1.77%. At June 30, 2018 the balance was $305,880 and the unamortized discount was $4,068. See Note 14.

NOTE 3: On April 15, 2017, the Company entered into a six-month 10% convertible promissory note in the amount of $15,000. In event of default the note carries an interest rate of 18%.

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, $0.025 with the conversion price of $0.015; Bond equivalent yield rate 0.92%. At March 31, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at June 30, 2018 $0.0001; conversion price of $0.00006; Bond equivalent yield rate 1.77%. The principal and interest balance was $16,825 and the unamortized discount balance was $0 at June 30, 2018. The note is currently in default.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

NOTES 4, 5 AND 6: On May 17, 2017, as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party, and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $0.002 per share, with a maturity date of May 16, 2018. This was treated as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note and will be amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750,000 shares in June 2017. On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes in exchange for 5,500,000 shares. In September 2017, the Company modified the conversion rate of these notes to $0.0005 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. At June 30, 2018, the total principal and interest under these notes was $39,795 and the unamortized discounts were $0. These notes are currently in default.

NOTE 7: On June 8, 2017, pursuant to a securities purchase agreement and a one-year convertible promissory note for $63,000 the Company received $60,000. In addition, the Company is required to pay $2,500 of the lender’s legal fees and $500 of due diligence fees which were withheld from the funds provided. This note carried a 12% interest rate, with all interest due at maturity.

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

(Information as to the six months ended June 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

On January 30, 2018, the Company issued 25,378,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On January 31, 2018, the Company issued 25,378,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On February 5, 2018, the Company issued 25,391,892 shares of common stock upon conversion of Note 7 principal in the amount of $9,395.  On February 6, 2018, the Company issued 25,387,097 shares of common stock upon conversion of Note 7 principal in the amount of $7,870. On February 12, 2018, the Company issued 25,338,709 shares of common stock upon conversion of Note 7 principal in the amount of $6,955. On March 16, 2018, the Company issued 12,000,000 shares of common stock upon conversion of Note 7 principal and accrued interest in the amount of $2,880. At March 31, 2018, the balance of this note was $0.

NOTE 8: On August 31, 2017, the Company entered into a six-month 10% convertible promissory note in the amount of $30,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a ”Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below). Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 80% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion. Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, $0.0028 with the conversion price of $0.0018; Bond equivalent yield rate 1.08%. At June 30, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price $0.0001 with the conversion price of $0.00006; Bond equivalent yield rate 1.77%. The principal and interest balance were $32,476 and the unamortized balance was $0 at June 30, 2018. The note is currently in default.

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

(Information as to the six months ended June 30, 2018 is unaudited)

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

On May 1, 2018, the Company issued 78,833,333 shares of common stock upon conversion of Note 9 principal in the amount of $4,730. On May 1, 2018, the Company issued 49,833,333 shares of common stock upon conversion of Note 9 principal in the amount of $2,990. On May 3, 2018, the Company issued 53,833,333 shares of common stock upon conversion of Note 9 principal in the amount of $3,230. On May 8, 2018, the Company issued 58,666,667 shares of common stock upon conversion of Note 9 principal in the amount of $3,520. On May 11, 2018, the Company issued 53,833,333 shares of common stock upon conversion of Note 9 principal in the amount of $6,460. On May 22, 2018, the Company issued 88,500,000 shares of common stock upon conversion of Note 9 principal in the amount of $10,620. On May 25, 2018, the Company issued 71,000,000 shares of common stock upon conversion of Note 9 principal in the amount of $8,520.

On June 11, 2018, the Company issued 60,000,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600. On June 12, 2018, the Company issued 41,500,000 shares of common stock upon conversion of Note 9 principal in the amount of $2,490, which was $870 greater than the then remaining note and accrued interest balance, therefore 14,500,000 shares were issued in excess. On June 13, 2018, the Company issued 60,000,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600, which was $3,600 greater than the then remaining note and accrued interest balance, therefore 60,000,000 shares were issued in excess. On June 14, 2018, the Company issued 41,444,500 shares of common stock upon conversion of Note 9 principal in the amount of $2,487, which was $2,487 greater than the then remaining note and accrued interest balance, therefore 41,444,500 shares were issued in excess. On June 18, 2018, the Company issued 5,166,667 shares of common stock upon conversion of Note 9 accrued interest in the amount of $310, which was $310 greater than the then remaining note and accrued interest balance, therefore 5,166,667 shares were issued in excess. The Company has instructed the lender to either return the 133,611,167 excess shares or remit $13,361 in cash to the Company (par value of the excess shares). The principal and interest were $0 and the unamortized discounts at June 30, 2018 totaled $0.

On April 17, 2018, due to the failure to timely file the Annual Report on Form 10-K, the lender automatically issued a default notice for this note. This default notice required the Company to pay the outstanding principal balance plus all accrued interest. This amount includes a default penalty of $21,500 for note 9, or 50% of the then outstanding principal balance. The lender agreed to waive the penalty after the Company’s Quarterly Report on 10-Q for the period ending March 31, 2018 was filed timely.

NOTE10: On March 20, 2018, pursuant to a securities purchase agreement and a nine month convertible promissory note for $16,500 the Company received $16,000, net of $500 of the lender’s legal fees which was withheld from the funds provided. This note carries a 14% interest rate, with all interest due at maturity.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

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

At June 30, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.22; Stock price $0.0001; conversion price of $0.000051; Bond equivalent yield rate 1.77%. The principal and interest was $17,147 and the unamortized discounts at June 30, 2018 totaled $10,935.

On April 17, 2018, due to the failure to timely file the Annual Report on Form 10-K, the lender automatically issued a default notice for this note. This default notice required the Company to pay the outstanding principal balance plus all accrued interest. This amount includes a default penalty of $8,250 for note 10, or 50% of the then outstanding principal balance. The lender agreed to waive the penalty when the Company’s Quarterly Report on 10-Q for the period ending March 31, 2018 was filed timely.

(8) SHORT TERM LOANS - RELATED PARTY

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At June 30, 2018, this note balance is $12,404.

During the first two quarters 2018, the CEO advanced $12,450 to the Company under an undocumented advance which carries no interest and has no stated maturity.

As a result of the September 5, 2017, conversion of accrued liability due to a former third party consultant for 192,000,000 shares of common stock this third party consultant became a related party. Convertible Note 6 discussed in Note 7b) is owed to this party. The total amount owed net of discount was $17,273 at June 30, 2018.

(9) LONG TERM DEBT

In April 2017 the Company entered into a six year loan in the amount of $35,000 to purchase the Suzuki outboard engines for the Luxuria I. This loan carries an interest rate of 6.49% with monthly payments. At June 30, 2018 the balance of this loan was $29,374, of which $5,302 is due within one year.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(10) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

At June 30, 2018, the Company had the obligation to issue 1,000,000 shares of common stock on July 1, 2017 and 1,000,000 shares on January 1, 2018, under a three-year consulting agreement entered into on December 9, 2016. These shares were valued at the market price for shares at the date they are earned.

At June 30, 2018, the Company had the obligation to issue 1,000,000 shares of common stock on May 22, 2018 under a three month consulting agreement entered into on that date. These shares were valued at the market price for shares at the date they are earned.

At June 30, 2018, the Company had the obligation to issue 6,000,000 shares of common stock on April 6, 2018 under a consulting agreement entered into in April 2017. These shares were valued at the market price for shares at the date they are earned.

b) Leases

The Company occupies dockage space for the Luxuria I pursuant to an annual lease with Bahia Mar Marina Bay, LLC dated May 1, 2018. We pay monthly rent of approximately $4,600. We occupy approximately four hundred (400) square feet of office space without charge at the residence of our Chief Executive Officer, President, Treasurer and Director, and our Secretary.

c) Material Contracts and Agreements

On November 1, 2016, the Company entered into a three-year employment agreement with its CEO, Robert Rowe. This agreement calls for him to be paid $20,000 per month in cash and for the Company to issue him 10,000,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $0.0577 per share, for a total of $577,700, which was recorded as prepaid officer compensation and was amortized over the one-year vesting period. The agreement allows him to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon conversion the Company recognized a $515,000 conversion loss as additional officer compensation.

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

(Information as to the six months ended June 30, 2018 is unaudited)

(10) COMMITMENTS AND CONTINGENCIES (continued)

c) Material Contracts and Agreements, continued

On May 19, 2017, as amended in September 2017, the Company entered into a two-year consulting agreement with a related party, Ron Rowe II. This agreement calls for him to be paid $8,000 per month in cash and for the Company to issue him 5,000,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $0.029 per share, for a total of $145,000, which was recorded as an immediate consulting expense as it was for past services. The agreement allows the consultant to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon conversion the Company recognized a $120,000 conversion loss as related party professional fees.

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

e) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2018 (unaudited), there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

This party discussed in d) above has not accepted the stock certificate and informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated signed contractual price per share.

(11) STOCKHOLDERS’ DEFICIT

At June 30, 2018 (unaudited) and December 31, 2017, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 2,403,105,170 (unaudited) and 732,952,883 issued and outstanding. At June 30, 2018 (unaudited) and December 31, 2017, respectively, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

On March 7, 2018, the Company issued 1,000,000 shares of common stock under a consulting agreement. These shares were valued at $0.0002 per share, or $200.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(11) STOCKHOLDERS DEFICIT, (continued)

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

On April 16, 2018, the Company issued 158,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $9,480. On May 1, 2018, the Company issued 78,833,333 shares of common stock upon conversion of Note 9 principal in the amount of $4,730. On May 1, 2018, the Company issued 49,833,333 shares of common stock upon conversion of Note 9 principal in the amount of $2,990. On May 3, 2018, the Company issued 53,833,333 shares of common stock upon conversion of Note 9 principal in the amount of $3,230. On May 8, 2018, the Company issued 58,666,667 shares of common stock upon conversion of Note 9 principal in the amount of $3,520. On May 11, 2018, the Company issued 53,833,333 shares of common stock upon conversion of Note 9 principal in the amount of $6,460. On May 22, 2018, the Company issued 88,500,000 shares of common stock upon conversion of Note 9 principal in the amount of $10,620. On May 25, 2018, the Company issued 71,000,000 shares of common stock upon conversion of Note 9 principal in the amount of $8,520. On June 11, 2018, the Company issued 60,000,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600. On June 12, 2018, the Company issued 41,500,000 shares of common stock upon conversion of Note 9 principal in the amount of $2,490, which was $870 greater than the then remaining note and accrued interest balance, therefore 14,500,000 shares were issued in excess. On June 13, 2018, the Company issued 60,000,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600, which was $3,600 greater than the then remaining note and accrued interest balance, therefore 60,000,000 shares were issued in excess. On June 14, 2018, the Company issued 41,444,500 shares of common stock upon conversion of Note 9 principal in the amount of $2,487, which was $2,487 greater than the then remaining note and accrued interest balance, therefore 41,444,500 shares were issued in excess. On June 18, 2018, the Company issued 5,166,667 shares of common stock upon conversion of Note 9 accrued interest in the amount of $310, which was $310 greater than the then remaining note and accrued interest balance, therefore 5,166,667 shares were issued in excess. The Company has instructed the lender to either return the 133,611,167 excess shares or remit $13,361 in cash to the Company (par value of the excess shares).

At June 30, 2018 the Company is obligated to issue 1,000,000 shares, valued at $300, to a consultant under an agreement entered into May 22, 2018.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(12) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founder’s brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At June 30, 2018 (unaudited) and December 31, 2017, the Company had accrued interest of $7,441 and $6,455, respectively.

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

d) Payments to related parties during the periods ended June 30:

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

(13) CONCENTRATIONS OF RISK

The Company has only one revenue producing asset at June 30, 2018, the Luxuria I floating vessel, and that asset is located in Bahia Mar Marina, Ft Lauderdale, FL. The rental season at this location is generally year-round. The Company primarily utilizes two booking agents to schedule bookings from customers and collect the revenue. If required, the Company believes it could obtain bookings through an alternative provider.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at June 30, 2018 (unaudited) and December 31, 2017, respectively.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2018 is unaudited)

(14) SUBSEQUENT EVENTS

a) Short Term Notes

On July 3, 2018, the Note 2 lender in Note 7a) extended a $25,000 advance under the Note.

On July 6, 2018, the Note 2 lender in Note 7a) agreed to a 3 month maturity extension of this note for a fee of $14,613.

On August 2, 2018, the Note 2 lender in Note 7a) extended a $25,000 advance under the Note.

b)  Short Term Convertible Notes

On August 7, 2018, the Note 2 lender in Note 7b) agreed to a 3 month maturity extension of this note for a fee of $9,178.

c) Short Term Line of Credit From Related Party

During July and August 2018, the Company’s CEO advanced $1,600 under a non-interest bearing short term line of credit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with Global Boatworks Holdings, Inc. (“GBBT”) financial statements for the years ended December 31, 2017 and December 31, 2016, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to GBBT or its management. These forward-looking statements are not facts, promises or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products and litigation, as well as the matters discussed in GBBT MD&A under Risk Factors. Readers should not place undue reliance on any such forward-looking statements. GBBT disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

We were founded in June of 2014 to commercialize luxury stationary floating vessels. We plan to generate revenues from the sale of and rental of the vessels initially in South Florida. Our newly developed Luxuria model features a South Florida modern style and is approximately one thousand six hundred (1,600) square feet under air. The vessel offers amenities typically found in a luxury home.

Three (3) Months Ended June 30, 2018 and 2017

We had revenues of $2,914 and $16,115 for the three (3) months ended June 30, 2018 and 2017, respectively. Our only source of revenue at this time is the rental of the Luxuria I luxury floating vessel located in Ft Lauderdale, FL.

Cost of revenues, (exclusive of depreciation shown separately below), was $20,884 compared to $2,538 for the three (3) months ended June 30, 2018 and 2017, respectively, or a 722.9% increase. This increase was primarily due to an increase in marina fees, as marina fees were capitalized into the cost of the Luxuria I before it was transferred from construction in process to fixed asset - held for sale or rent.

General and administrative expenses were $79,586 compared to $517,386 for the three (3) months ended June 30, 2018 and 2017, respectively, a decrease of 84.6%. General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel. The primary decrease was in officer pay as a result of stock-based compensation in 2017.

Our professional fees were $36,344 compared to $200,018 for the three (3) months ended June 30, 2018 and 2017, respectively. This decrease is principally the result of stock-based compensation for some of our consultants and amortization of prepaid professional fees in 2017.

Our interest expense was $76,235 compared to $71,449 for the three (3) months ended June 30, 2018 and 2017, respectively, an increase of $4,786 or 6.7%.

Our change in fair value of derivative was $19,919 and ($35,579) for the three months ended June 30, 2018 and 2017, respectively.

We recorded a net loss of ($415,224) compared to ($873,711) for the three (3) months ended June 30, 2018 and 2017, respectively.

Six (6) Months Ended June 30, 2018 and 2017

We had revenues of $14,158 and $16,115 for the six (6) months ended June 30, 2018 and 2017, respectively. Our only source of revenue at this time is the rental of the Luxuria I luxury floating vessel located in Ft Lauderdale, FL.

Cost of revenues, (exclusive of depreciation shown separately below), was $42,920 compared to $3,717 for the six (6) months ended June 30, 2018 and 2017, respectively, or 1,054.7% increase. This increase was primarily due to an increase in marina fees, as marina fees were capitalized into the cost of the Luxuria I before it was transferred from construction in process to fixed asset - held for sale or rent.

General and administrative expenses were $157,484 compared to $735,476 for the six (6) months ended June 30, 2018 and 2017, respectively, a decrease of 78.6%. General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel. The primary decrease was in officer pay as a result of stock-based compensation in 2017.

Our professional fees were $55,967 compared to $366,121 for the six (6) months ended June 30, 2018 and 2017, respectively. This decrease is principally the result of stock-based compensation for some of our consultants and amortization of prepaid professional fees in 2017.

Our interest expense was $160,378 compared to $267,021 for the six (6) months ended June 30, 2018 and 2017, respectively, an increase of $106,643 or 39.9%.

Our change in fair value of derivative was $93,488 and $206,141 for the six (6) months ended June 30, 2018 and 2017, respectively.

We recorded a net loss of ($723,732) compared to ($1,257,928) for the six (6) months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Our cash decreased $1,107 for the six months ended June 30, 2018. We used $140,770 of cash in operating activities during the six months ended June 30, 2018. Our operating activities consisted primarily of marketing the Luxuria I for sale, showing the Luxuria in the Miami International Boat Show in January and rental activities of the Luxuria I.

Investing Activities

There were no investing activities during the six months ended June 30, 2018 and June 30, 2017.

Financing Activities

During the six (6) months ended June 30, 2018 we funded our working capital requirements principally through the use of proceeds of $139,663 consisting mainly from additional debt proceeds.

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

Rental Revenue - Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the marina dockage fees and fees charged by the web sites AirBnB and Homeaway, where the floating vessel is advertised for rent.

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

As of June 30, 2018, we had cash on hand of $0 for our operational needs. Currently, our operating expenses are approximately $14,500 per month.

We were obligated to repay an outstanding loan in one lump payment in the amount of $40,000 on July 15, 2017, which is past due as of the date of this filing and is under negotiations for an extension. We are obligated to repay an outstanding loan in the amount of $474,723 on November 11, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $305,880 on October 5, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing but is expected to be converted to common stock. We were obligated to repay three outstanding loans in one lump payment in the amounts of $10,000; $10,000 and $15,500 on May 17, 2018, which are past due as of the date of this filing but is expected to be converted to common stock. We are obligated to repay an outstanding loan in one lump payment in the amount of $16,500 on December 30, 2018. As a result of not filing our Annual Report on Form 10-K timely, we received notification that these last two convertible notes in the amounts of $43,000 and $16,500 were in default, which required us to pay a default penalty of $29,750, or 50% of the then outstanding loan balances. The lender agreed to waive this penalty if the Company’s March 31, 2018, Quarterly Report on Form 10-Q is filed timely, which it was, therefore the penalties were waived.

If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs, we would have available cash for our operating needs for approximately zero (0) months.

We are focusing our efforts on commercializing luxury stationary vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015 and began construction in March 2016. It was completed as of June 30, 2017. Luxuria I is approximately 1,900 square feet, with two (2) bedrooms and bathrooms, and sleeps up to nine (6) people. We are also marketing the concept of custom-built smaller versions of the Luxuria that would cost less to build and have a lower selling price.

We currently have the Luxuria listed with two brokers as a short-term vacation rental property in South Florida and also have it listed for outright sale. We believe that using the Luxuria as a short-term vacation rental in South Florida could provide a year-round source of cash flow.

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

We expect the retail price of the Luxuria models will be between $1,200,000 and $1,500,000. The Luxuria I is listed for sale at $1,495,999. The subsequent sale of the Luxuria vessel would provide sufficient capital to repay the remaining balance of the Company’s debt.

We are currently marketing the Luxuria models to yacht brokers, real estate brokers and boat dealerships.

Our cash balance at June 30, 2018 was approximately $0, which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of $5,371,272 from inception to June 30, 2018. A significant portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2017, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2017, and there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2018. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Identified

The Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise and lack of monitoring controls necessary for an effective system of internal control. Additionally, certain IT controls have not been developed nor adhered to. Because of the size of the Company and the Company’s administrative staff, as well as other reasons noted above, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination, and disclosure of information and monitoring controls, have not been developed and the Company has not been able to adhere to them.  Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers, and directors.  Since these entity level programs have a pervasive effect across the organization, as well as other deficiencies, management has determined that these circumstances constitute a material weakness. Additionally, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business.  To the best of our knowledge, we are not subject to any proceeding which would reasonably be likely to have a material adverse effect on the Company.

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

The lender agreed to waive this penalty upon the Company filing its Quarterly Report on Form 10-Q for the period ended March 31, 2018, which the Company has done.

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

Dated: August 20, 2018