Form 10-Q
period 2018-09-30
Global Boatworks Holdings, Inc.
filed 2018-11-19
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2018

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” \ “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ]  No [X]

As of November 16, 2018, we had 2,403,125,170 shares of common stock outstanding.

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

ASSETS	September 30, 2018	December 31, 2017
CURRENT ASSETS	(unaudited)
Cash	$ 6,019	$ 1,107
Other receivable	7,267	-
Short-term loan to stockholder, net of reserve of $30,000 and $30,000	-	-
Prepaid expenses	9,134	5,636
Total current assets	22,420	6,743
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessel held for sale, net of depreciation of $84,647 and $33,859	592,533	643,321
PROPERTY AND EQUIPMENT - OTHER
Other, net of depreciation of $2,536 and $962	3,760	5,334
Architectural plans, net of $4,559 and $3,192 amortization	8,207	9,574
Net property and equipment	604,500	658,229
Total Assets	$ 626,920	$ 664,972
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 561,283	$ 198,657
Deferred revenue	2,252	-
Short-term loan from related parties	12,215	16,046
Short-term loans, net of discounts	670,634	428,660
Short-term convertible notes, net of discounts	402,043	501,962
Short-term convertible note, related party, net of discounts	17,660	10,297
Fair value of derivative liability	236,860	369,570
Current portion of long-term debt	5,389	5,130
Due to related party predecessor	3,888	3,888
Total current liabilities	1,912,224	1,534,210
LONG TERM LIABILITIES
Long term debt to third party	22,692	26,766
Note Payable and accrued interest for the vessel - related party	107,934	106,455
Total long-term liabilities	130,626	133,221
Total Liabilities	2,042,850	1,667,431
Commitments and Contingencies (note 10)
Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively ($1,000 redemption value)	1,000	1,000

STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 2,403,105,170 and 732,952,883 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	240,311	73,295
Additional paid-in capital	3,934,041	3,570,786
Accumulated deficit	(5,591,282)	(4,647,540)
Total stockholders’ deficit	(1,416,930)	(1,003,459)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$ 626,920	$ 664,972

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Vessel sales	$ -	$ 222,187	$ -	$ 222,187
Rental revenue	1,392	14,840	15,550	30,955
Total revenues	1,392	237,027	15,550	253,142

OPERATING EXPENSES
Cost of revenues, excluding depreciation shown below	14,435	17,731	57,355	21,448
General and administrative	58,975	768,005	216,459	1,505,305
Depreciation and amortization	17,910	17,822	53,730	18,734
Professional fees	18,577	115,027	74,544	577,148
Professional fees - related party	72,000	626,567	192,000	626,567

Total operating expenses	181,897	1,545,152	594,088	2,749,202

Loss from operations	(180,505)	(1,308,125)	(578,538)	(2,496,060)

Other income (expense)
Interest expense	(54,167)	(84,067)	(214,545)	(351,088)
Gain (loss) on extinguishment of debt and debt conversions, net	-	177,489	(258,809)	180,952
Loss on accrued expense settlement	-	-	-	(14,400)
Change in fair value of derivative	14,662	(108,326)	108,150	97,815

Total other income (expense)	(39,505)	(14,904)	(365,204)	(86,721)

Net loss	$ (220,010)	$ (1,323,029)	$ (943,742)	$ (2,582,781)

Loss per weighted average common share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.03)

Number of weighted average common shares outstanding - Basic and Diluted	2,403,105,170	180,527,875	1,821,509,479	79,682,785

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Nine Months Ended September 30, 2018

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2017	-	$ -	732,952,883	$ 73,295	$ 3,570,786	$ (4,647,540)	$ (1,003,459)

Shares issued for services	-	-	1,000,000	100	100	-	200
Shares issued upon debt conversion	-	-	1,669,152,287	166,916	363,155	-	530,071
Net loss, period ended September 30, 2018	-	-	-	-	-	(943,742)	(943,742)

Balance, September 30, 2018 (unaudited)	-	$ -	2,403,105,170	$ 240,311	$ 3,934,041	$ (5,591,282)	$ (1,416,930)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30,

(unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (943,742)	$ (2,582,781)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Change in fair value of derivative	(108,150)	(97,815)
Gain on extinguishment of debt	-	(223,952)
Loss (Gain) on conversion of debt	258,809	43,000
Loss on accrued expenses conversion	-	1,129,400
Common and preferred stock issued for services	200	487,375
Accrued rental fee capitalized in note balance	2,676	-
Depreciation and amortization	53,730	18,734
Amortization of common stock issued for prepaid services	-	533,246
Amortization of debt discounts, prepaid interest and OID	183,913	311,874
Changes in operating assets and liabilities
(Increase) in Luxuria construction in progress	-	(245,679)
(Increase) in other receivables	(7,267)	-
(Increase) decrease in prepaid expenses	(3,498)	(221)
Increase (decrease) in accounts payable and accrued expenses	363,160	336,045
Increase in deferred revenue	2,252	-
Net cash used in operating activities	(197,917)	(290,774)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment receivable	-	20,000
Purchase of property and equipment	-	(6,295)
Net cash used in investing activities	-	13,705
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advances	14,506	20,000
Proceeds from third party loans, net of commissions paid	210,260	443,000
Loan repayments	(6,680)	(185,040)
Officer advances repayments	(15,257)	(2,032)
Net cash provided by financing activities	202,829	275,928
Net increase (decrease) in cash	4,912	(1,141)
CASH, beginning of period	1,107	10,511
CASH, end of period	$ 6,019	$ 9,370
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 30,632	$ 19,151
Income tax paid in cash	$ -	$ -
Non-Cash Investing and Financing Activities:
Conversion of debt to common stock	$ 530,071	$ 83,444
Interest charges for loan extensions	$ 67,435	$ 35,568
Common stock issued to settle accrued expenses	$ -	$ 271,000
Construction in progress costs purchased with third party loan	$ -	$ 35,000
Transfer of construction in progress to fixed asset held for sale or rent	$ -	$ 677,180
Discounts recorded on notes payable	$ 24,000	$ 110,631
Common stock issued for loan fees	$ -	$ 15,000
Modification of note to convertible note	$ -	$ 60,000
Common stock issued for prepaid services	$ -	$ 62,834

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

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

(Information as to the nine months ended September 30, 2018 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit, accumulated deficit and stockholder’s deficit of $1,889,804; $5,591,282 and $1,416,930 (unaudited) at September 30, 2018. The Company had a net loss of $943,742 and used cash of $197,917 in operating activities in the nine months ended September 30, 2018 (unaudited).  In addition, the Company defaulted on maturity date payments of seven notes for approximately $184,827 as of September 30, 2018. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The Company has expenses as a result of being a publicly held company and constructing new vessels without immediate increases in revenues as the Company continues to implement its plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessels. The Company is seeking to raise sufficient equity capital to enable it to pay off its existing debt. It is also attempting to sell the Luxuria I. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at September 30, 2018.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

e) Financial instruments and Fair value measurements

ASC 825-10 ] “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2018 (unaudited) and December 31, 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2018 (unaudited)	December 31, 2017
Level 3 - Embedded Derivative Liability	$236,860	$369,570

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2018 (unaudited) were as follows:

Balance, December 31, 2017	$369,570
Portion of initial valuation recorded as a debt discount	16,500
Amortization to gain on extinguishment upon conversion or repayment	(41,060)
Change in fair value	(108,150)
Balance, September 30, 2018 (unaudited)	$236,860

f) Revenue recognition

The Company adopted ASC 606 ARevenues from Contracts with Customers” on January 1, 2018. There was no cumulative effect upon this adoption.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Revenue recognition (continued)

Rental Revenue - Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the marina dockage fees and fees charged by the web sites Homeaway and Air BnB, where the floating vessel is advertised for rent.

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

As of September 30, 2018 tax years 2014, 2015, 2016 and 2017 for the LLC and 2015, 2016 and 2017 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

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

k) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 5,359,396,745 common stock equivalents at September 30, 2018 (unaudited).

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

m) Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, ALeases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m) Recent accounting pronouncements (continued)

In May 2017, FASB issued Accounting Standards Update (AASU”), 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met:

1 - The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

2- The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

3 - The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update.

Effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

(4) CONSTRUCTION IN PROGRESS

Construction in progress represents the capitalized construction of its Luxuria floating vessel(s) being constructed for sale. At June 30, 2017, the Luxuria I was completed and $677,180 was transferred to fixed assets as it is held for rental and/or sale.

(5) PROPERTY AND EQUIPMENT

Property and Equipment held for sale consists of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Luxuria I floating vessel	$677,180	$677,180
Less: accumulated depreciation	(84,647)	(33,859)
Total P&E held for sale	$592,533	$643,321

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

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

On June 30, 2017, the Company transferred the Luxuria I, a two story luxury floating living vessel  in the South Florida architectural style, built on a barge platform, from construction in progress to fixed assets as it is complete. The Company has the Luxuria I available for either vacation rental or outright sale. As long as it is available for vacation rental the Company is recording depreciation over a 20 year period. Depreciation expense for the nine months ended September 30, 2018 was $50,788.

Property and Equipment consists of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Architectural plans	$12,766	$12,766
Furniture and equipment	6,296	6,296
Less: accumulated amortization and depreciation	(7,095)	(4,154)
Total P&E	$11,967	$14,908

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and has begun amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the nine months ended September 30, 2018 and 2017, was $2,941 and $1,368, respectively.

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

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000. Outstanding principal and interest totaled $107,934 at September 30, 2018 (unaudited).

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT-TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
Note 1	$ 40,000	$ 40,000
Note 2	572,115	345,050
Note 3	53,717	52,217
Note 4	6,668
Less: unamortized debt discounts	(1,866)	(8,607)
Total short-term notes, net	$ 670,634	$ 428,660

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

(Information as to the nine months ended September 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT-TERM CONVERTIBLE NOTES, (continued)

a) Short term notes, (continued)

NOTE 2: (continued) The lender’s security interests are subordinate by law to the security interests of the August 11, 2016 lender.  This note is structured in multiple parts, first the initial $170,000 as drawn and a subsequent $660,000 which can be drawn at the Company’s option. This note does not carry a stated interest rate, (except it is 22% in event of default as defined in the promissory note), but carries an Original Issue Discount (OID) that totals $75,000 and is pro-rata on each tranche drawn. The OID will be amortized over the remaining life of the note from the date drawn. In addition, the Company is required to pay $5,000 of the lender’s legal fees which was applied to the first tranche drawn. which will also be recorded as debt discount and will be amortized over the nine-month life of the note. The Company received the second tranche of $110,000 and received $100,000 in cash net of $10,000 OID under this note in March 2017.  The Company received the third tranche of $55,000 and received $50,000 in cash net of $5,000 OID under this note in November 2017. On November 16, 2017, the lender agreed to extend the note for a three month period and an extension fee of $10,050 was added to the principal balance of note. The note in the remaining balance of $345,050 matured on January 11, 2018. On January 17, 2018, the lender agreed to extend this note for an additional three-month period for an extension fee of $10,351. On April 4, 2018, the lender agreed to extend this note for an additional three-month period for an extension fee of $11,712.

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

On July 3, 2018, August 2, 2018 and September 14, 2018 $25,000, $25,000 and $25,000 was extended to the Company as a draw on this note, including $2,500, $2,500 and $2,500 OID. The note in the remaining balance of $499,113 matured on July 6, 2018. On July 6, 2018, the lender agreed to extend this note for an additional three-month period for an extension fee of $14,613. At September 30, 2018, the balance of this note and the unamortized discount is $572,115 and $1,866, respectively. See Note 14.

This note requires a partial prepayment if and when the Company sells the Luxuria I and Luxuria II, upon the receipt of which the lender has agreed to release the security interest in the vessels. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II. If the Company rents/leases either the Luxuria I or II, then the prepayment is 20% of the gross rental revenue. The balance owed for rental revenue at September 30, 2018 is $3,388 and is included in the note balance.

NOTE 3: On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $0.015 per share based on the quoted market price which was recorded as a debt discount and was amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable at maturity of July 17, 2018. The unamortized balance of the discount is $0 at September 30, 2018. Total unpaid principal and interest is $53,717 at September 30, 2018. This note is currently in default.

NOTE 4: On April 18, 2018, the Company entered into a loan agreement in the amount of $14,501 with a third party to finance the insurance on the Luxuria I. This note carries an 8.2% interest rate and matures February 18, 2019.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

b) Short term convertible notes

Short term convertible debt including accrued interest was, as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
Convertible note 1	$ -	$ -
Convertible note 2	315,058	417,368
Convertible note 3	17,202	16,069
Convertible note 4	11,511	10,760
Convertible note 5	11,511	10,760
Convertible note 6 - related party	17,661	16,498
Convertible note 7	-	47,004
Convertible note 8	33,226	30,493
Convertible note 9	-	44,046
Convertible note 10	17,725	-
Less: unamortized debt discounts	(4,190)	(80,739)
Less: related party note, net	(17,661)	(10,297)
Total convertible notes, net	$ 402,043	$ 501,962

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

(Information as to the nine months ended September 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

NOTES 1 AND 2: (continued) On October 5, 2016, the Company drew an additional $122,000 and received $92,000 in cash under this six month secured convertible promissory note. An OID of $20,000 was recorded as a discount to the note for the second draw and was amortized over the remaining life of the note. On November 3, 2016, the Company drew an additional $183,000 and received $150,000 in cash under this six month secured convertible promissory note. An OID of $30,000 and legal costs of $3,000 were recorded as discounts to the note for the third draw and was amortized over the remaining life of the note.

The total note is convertible into common stock upon an event of default as follows:

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a AConversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (AConversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (ACommon Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount”) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the AConversion Price”) for each Conversion shall be equal to 60% (the AConversion Factor”) multiplied by the lowest Closing Bid Price in the twenty (20) Trading Days immediately preceding the applicable Conversion. Additionally, if at any time after the Effective Date, the Conversion Shares are not DTC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. Finally, in addition to the Default Effect, if any Major Default occurs after the Effective Date (other than an Event of Default for failure to pay the Conversion Eligible Outstanding Balance on the Maturity Date), the Conversion Factor shall automatically be reduced for all future Conversions by an additional 5% for each of the first three (3) Major Defaults that occur after the Effective Date (for the avoidance of doubt, each occurrence of any Major Default shall be deemed to be a separate occurrence for purposes of the foregoing reductions in Conversion Factor, even if the same Major Default occurs three (3) separate times). For example, the first time the Conversion Shares are not DTC Eligible, the Conversion Factor for future Conversions thereafter will be reduced from 60% to 55% for purposes of this example. If, thereafter, there are three (3) separate occurrences of a Major Default pursuant to Section 4.1(a), then for purposes of this example the Conversion Factor would be reduced by 5% for the first such occurrence, and so on for each of the second and third occurrences of such Major Default.

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

(Information as to the nine months ended September 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

NOTES 1 AND 2: (continued) On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest as a debt discount and amortized it to maturity. On November 16, 2017, the lender agreed to extend the note for a three month period and an extension fee of $10,050 was added to the principal balance of note. On February 14, 2018, the lender agreed to extend the maturity of the August 4, 2016 Note from February 11, 2018 to May 11, 2018, in exchange for additional interest of $11,076, due at maturity. On May 11, 2018, the lender agreed to extend the maturity of the August 4, 2016 Note from May 11, 2018 to August 11, 2018, in exchange for additional interest of $8,911, due at maturity. On August 7, 2018, the lender agreed to extend the maturity of the August 4, 2016 Note from August 11, 2018 to November 11, 2018, in exchange for additional interest of $9,178, due at maturity.  See Note 14.

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

On January 30, 2018, the Company issued 41,666,667 shares of common stock upon conversion of Note 2 principal in the amount of $15,000. On February 6, 2018, the Company issued 50,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $18,000. On February 12, 2018, the Company issued 50,750,000 shares of common stock upon conversion of Note 2 principal in the amount of $15,225.  On February 19, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $17,100. On February 23, 2018, the Company issued 93,750,000 shares of common stock upon

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

NOTES 1 AND 2: (continued) conversion of Note 2 principal in the amount of $11,250. On March 2, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 12, 2018, the Company issued 94,500,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 20, 2018, the Company issued 95,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 28, 2018, the Company issued 94,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,280. On April 16, 2018, the Company issued 158,000,000 shares of common stock upon conversion of Note 2 principal in the amount of $9,480.

At September 30, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.07; Stock price at September 30, 2018 $0.0001; conversion price of $0.00006; Bond equivalent yield rate 2.12%. At September 30, 2018 the balance was $315,058 and the unamortized discount was $4,190. See Note 14.

NOTE 3: On April 15, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $15,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a AConversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (AConversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (ACommon Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount”) divided by the Conversion Price (as defined below). Subject to the adjustments set forth herein, the conversion price (the AConversion Price”) for each Conversion shall be equal to 60% (the AConversion Factor”) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, $0.025 with the conversion price of $0.015; Bond equivalent yield rate 0.92%. At September 30, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at September 30, 2018 $0.0001; conversion price of $0.00006; Bond equivalent yield rate 2.12%. The principal and interest balance was $17,202 and the unamortized discount balance was $0 at September 30, 2018. The note is currently in default. This lender is not able to convert into shares.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

NOTES 4, 5 AND 6: On May 17, 2017, as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party,  and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $0.002 per share, with a maturity date of May 16, 2018. This was treated as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note and will be amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750,000 shares in June 2017. On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes in exchange for 5,500,000 shares. In September 2017, the Company modified the conversion rate of these notes to $0.0005 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. At September 30, 2018, the total principal and interest under these notes was $40,683 and the unamortized discounts were $0. These notes are currently in default. Two of these lenders are not able to convert into shares.

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

The total note is convertible into common stock as follows:

Lender had the right at any time, at its election, to convert (each instance of conversion is referred to herein as a AConversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (AConversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (ACommon Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount”) divided by the Conversion Price (as defined below).

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

(Information as to the nine months ended September 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

NOTE 7: (continued) On January 30, 2018, the Company issued 25,378,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On January 31, 2018, the Company issued 25,378,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On February 5, 2018, the Company issued 25,391,892 shares of common stock upon conversion of Note 7 principal in the amount of $9,395.  On February 6, 2018, the Company issued 25,387,097 shares of common stock upon conversion of Note 7 principal in the amount of $7,870. On February 12, 2018, the Company issued 25,338,709 shares of common stock upon conversion of Note 7 principal in the amount of $6,955. On March 16, 2018, the Company issued 12,000,000 shares of common stock upon conversion of Note 7 principal and accrued interest in the amount of $2,880. At September 30, 2018, the balance of this note was $0.

NOTE 8: On August 31, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $30,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a AConversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (AConversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (ACommon Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount”) divided by the Conversion Price (as defined below). Subject to the adjustments set forth herein, the conversion price (the AConversion Price”) for each Conversion shall be equal to 80% (the AConversion Factor”) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion. Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, $0.0028 with the conversion price of $0.0018; Bond equivalent yield rate 1.08%. At September 30, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price $0.0001 with the conversion price of $0.00006; Bond equivalent yield rate 2.12%. The principal and interest balance was $33,226 and the unamortized balance was $0 at September 30, 2018. The note is currently in default. This lender is not able to convert into shares.

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

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a AConversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (AConversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (ACommon Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount”) divided by the Conversion Price (as defined below).

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

Subject to the adjustments set forth herein, the conversion price (the AConversion Price”) for each Conversion shall be equal to 51% (the AConversion Factor”) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

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

On June 11, 2018, the Company issued 60,000,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600. On June 12, 2018, the Company issued 41,500,000 shares of common stock upon conversion of Note 9 principal in the amount of $2,490, which was $870 greater than the then remaining note and accrued interest balance, therefore 14,500,000 shares were issued in excess. On June 13, 2018, the Company issued 60,000,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600, which was $3,600 greater than the then remaining note and accrued interest balance, therefore 60,000,000 shares were issued in excess. On June 14, 2018, the Company issued 41,444,500 shares of common stock upon conversion of Note 9 principal in the amount of $2,487, which was $2,487 greater than the then remaining note and accrued interest balance, therefore 41,444,500 shares were issued in excess. On June 18, 2018, the Company issued 5,166,667 shares of common stock upon conversion of Note 9 accrued interest in the amount of $310, which was $310 greater than the then remaining note and accrued interest balance, therefore 5,166,667 shares were issued in excess. The Company has instructed the lender to either return the 133,611,167 excess shares or remit $13,361 in cash to the Company (par value of the excess shares). The principal and interest was $0 and the unamortized discounts at September 30, 2018 totaled $0.

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

(Information as to the nine months ended September 30, 2018 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

NOTE10: (continued) The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a AConversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (AConversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (ACommon Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount”) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the AConversion Price”) for each Conversion shall be equal to 51% (the AConversion Factor”) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

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

At September 30, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.22; Stock price $0.0001; conversion price of $0.000051; Bond equivalent yield rate 2.12%. The principal and interest was $17,725 and the unamortized discounts at September 30, 2018 totaled $0.

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

(8) SHORT TERM LOANS - RELATED PARTY

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At September 30, 2018, this note balance is $10,765.

During 2018, the CEO advanced $14,506 to the Company under an undocumented advance which carries no interest and has no stated maturity. The Company has repaid $15,257 of this advance. At September 30, 2018, this advance balance is $1,450.

As a result of the September 5, 2017, conversion of accrued liability due to a former third-party consultant for 192,000,000 shares of common stock this third party consultant became a related party. Convertible Note 6 discussed in Note 7b) is owed to this party. The total amount owed net of discount was $17,660 at September 30, 2018.

(9) LONG TERM DEBT

In April 2017 the Company entered into a six year loan in the amount of $35,000 to purchase the Suzuki outboard engines for the Luxuria I. This loan carries an interest rate of 6.49% with monthly payments. At September 30, 2018 the balance of this loan was $28,081, of which $5,389 is due within one year.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(10) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

At September 30, 2018, the Company had the obligation to issue 1,000,000 shares of common stock on July 1, 2017 and 1,000,000 shares on January 1, 2018, under a three year consulting agreement entered into on December 9, 2016. These shares were valued at the market price for shares at the date they are earned.

At September 30, 2018, the Company had the obligation to issue 1,000,000 shares of common stock on May 22, 2018 under a three month consulting agreement entered into on that date. These shares were valued at the market price for shares at the date they are earned.

At September 30, 2018, the Company had the obligation to issue 6,000,000 shares of common stock on April 6, 2018 under a consulting agreement entered into in April 2017. These shares were valued at the market price for shares at the date they are earned.

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

(Information as to the nine months ended September 30, 2018 is unaudited)

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

e) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2018 (unaudited), there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

This party discussed in d) above has not accepted the stock certificate and informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated signed contractual price per share.

(11) STOCKHOLDERS’ DEFICIT

At September 30, 2018 (unaudited) and December 31, 2017, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 2,403,105,170 (unaudited) and 732,952,883 issued and outstanding. At September 30, 2018 (unaudited) and December 31, 2017, respectively, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

On March 7, 2018, the Company issued 1,000,000 shares of common stock under a consulting agreement. These shares were valued at $0.0002 per share, or $200.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(11) STOCKHOLDERS’ DEFICIT, (continued)

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

At September 30, 2018 the Company is obligated to issue 1,000,000 shares, valued at $300, to a consultant under an agreement entered into May 22, 2018.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(12) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founder’s brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At September 30, 2018 (unaudited) and December 31, 2017, the Company had accrued interest of $7,934 and $6,455, respectively.

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

d) Cash payments to related parties during the periods ended September 30:

	2018	2017
Commissions - daughter of founder	$ -	$ 2,383
Construction management - brother of founder	$ -	$ 28,500
Construction management - nephew of founder	$ 2,000	$ 24,000
Professional fees - significant stockholder	$ -	$ 2,500

e) Common stock issued to related party

On May 19, 2017, the Company issued 5,000,000 shares of common stock to the nephew of the Company’s CEO in exchange for services rendered. These shares were valued at $0.029 per share, or $145,000. These shares were issued under a one year consulting agreement dated in May 2017, which pays the nephew $8,000 per month.

(13) CONCENTRATIONS OF RISK

The Company has only one revenue producing asset at September 30, 2018, the Luxuria I floating vessel, and that asset is located in Bahia Mar Marina, Ft Lauderdale, FL. The rental season at this location is generally year round. The Company primarily utilizes two booking agents to schedule bookings from customers and collect the revenue. If required, the Company believes it could obtain bookings through an alternative provider.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at September 30, 2018 (unaudited) and December 31, 2017, respectively.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2018 is unaudited)

(14) SUBSEQUENT EVENTS

a) Short Term Notes

On October 6, 2018, the Note 2 lender in Note 7a) agreed to a 1 month maturity extension of this note for a fee of $5,667. The note is currently past due, although the lender has verbally agreed to an extension.

On October 19, 2018, the Note 2 lender in Note 7a) advanced $25,000 to the Company under this note.

b) Short Term Convertible Notes

Note 2 in Note 7b) is currently past due, although the lender has verbally agreed to an extension.

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

Three Months Ended September 30, 2018 and 2017

We had revenues of $1,392 and $14,840 for the three months ended September 30, 2018 and 2017, respectively. Our only source of revenue at this time is the rental of the Luxuria I luxury floating vessel located in Ft Lauderdale, FL.

Cost of revenues, (exclusive of depreciation shown separately below), was $14,435 compared to $17,731 for the three months ended September 30, 2018 and 2017, respectively, or a 18.6% decrease. This decrease was primarily due to a decrease in marina rent.

General and administrative expenses were $58,975 compared to $768,005 for the three months ended September 30, 2018 and 2017, respectively, a decrease of 92.3%. General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel. The primary decrease was in officer pay as a result of stock based compensation in 2017.

Our professional fees were $18,577 compared to $115,027 for the three months ended September 30, 2018 and 2017, respectively. This decrease is principally the result of stock based compensation for some of our consultants and amortization of prepaid professional fees in 2017.

Our interest expense was $54,167 compared to $84,067 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $29,900 or 35.6%.

Our change in fair value of derivative was $14,662 and ($108,326) for the three months ended September 30, 2018 and 2017, respectively.

We recorded a net loss of ($220,010) compared to ($1,323,029) for the three months ended September 30, 2018 and 2017, respectively.

Nine Months Ended September 30, 2018 and 2017

We had rental revenues of $15,550 and $30,955 for the nine months ended September 30, 2018 and 2017, respectively. Our only source of revenue at this time is the rental of the Luxuria I luxury floating vessel located in Ft Lauderdale, FL.

Cost of revenues, (exclusive of depreciation shown separately below), was $57,355 compared to $21,448 for the nine months ended September 30, 2018 and 2017, respectively, or a 167.4% increase. This increase was primarily due to an increase in marina fees, as marina fees were capitalized into the cost of the Luxuria I before it was transferred from construction in process to fixed asset - held for sale or rent.

General and administrative expenses were $216,459 compared to $1,505,305 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of 85.6%. General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel. The primary decrease was in officer pay as a result of stock based compensation in 2017.

Our professional fees were $74,544 compared to $577,148 for the nine months ended September 30, 2018 and 2017, respectively. This decrease is principally the result of stock based compensation for some of our consultants and amortization of prepaid professional fees in 2017.

Our interest expense was $214,545 compared to $351,088 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $136,543 or 38.9%.

Our change in fair value of derivative was $108,150 and $97,815 for the nine months ended September 30, 2018 and 2017, respectively.

We recorded a net loss of ($943,742) compared to ($2,582,781) for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Our cash increased $4,912 for the nine months ended September 30, 2018. We used $197,917 of cash in operating activities during the nine months ended September 30, 2018. Our operating activities consisted primarily of marketing the Luxuria I for sale, showing the Luxuria in the Miami International Boat Show in January, ongoing showings of the Luxuria I to potential buyers, educating the buying public about the Luxuria I and rental activities of the Luxuria I. During the third quarter we retained a new real estate agency as well as a new yacht brokerage.

Investing Activities

There were no investing activities during the nine months ended September 30, 2018.

Financing Activities

During the nine months ended September 30, 2018 we funded our working capital requirements principally through the use of proceeds of $202,829 consisting mainly from additional debt proceeds.

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

As of September 30, 2018, we had cash on hand of $6,019 for our operational needs. Currently, our operating expenses are approximately $14,500 per month.

We were obligated to repay an outstanding loan in one lump payment in the amount of $40,000 on July 15, 2017, which is past due as of the date of this filing and is under negotiations for an extension. We are obligated to repay an outstanding loan in the amount of $474,723 on November 11, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $305,880 on October 5, 2018. We are obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing but is expected to be converted to common stock. We were obligated to repay three outstanding loans in one lump payment in the amounts of $10,000; $10,000 and $15,500 on May 17, 2018, which are past due as of the date of this filing but is expected to be converted to common stock. We are obligated to repay an outstanding loan in one lump payment in the amount of $16,500 on December 30, 2018. As a result of not filing our Annual Report on Form 10-K timely, we received notification that these last two convertible notes in the amounts of $43,000 and $16,500 were in default, which required us to pay a default penalty of $29,750, or 50% of the then outstanding loan balances. The lender  agreed to waive this penalty if the Company’s 03/31/2018 Quarterly Report on Form 10-Q is filed timely, which it was, therefore the penalties were waived.

If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately zero (0) months.

We are focusing our efforts on commercializing luxury stationary vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015, and began construction in March 2016. It was completed as of September 30, 2017. Luxuria I is approximately 1,900 square feet, with two (2) bedrooms and bathrooms, and sleeps up to nine people. We are also marketing the concept of custom built smaller versions of the Luxuria that would cost less to build and have a lower selling price.

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

Our cash balance at September 30, 2018 was $6,019, which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of $5,591,282 from inception to September 30, 2018. A significant portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’ s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’ s disclosure controls and procedures, as defined in Rule 13a − 15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “ Exchange Act ” ), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2017, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2017, and there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2018. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On August 3, 2018 the Company obtained consent from holders of a majority of the common stock of the Company in favor of a reverse stock split in the ratio of 1,000 for 1 and an amendment to the Company’s Articles to increase the authorized shares of Common Stock of the Company to 5,000,000,000 (Five Billion), $0.0001 par value, on post-split basis. The Company has not yet implemented these corporate actions pending FINRA’s agreement to process the corporate actions.

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

Dated: November 19, 2018