Form 10-K
period 2018-12-31
Global Boatworks Holdings, Inc.
filed 2019-04-16
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2018:

Global Boatworks Holdings, Inc.

(Exact name of registrant as specified in its charter)

Florida	333-205604	81-0750562
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

As of April 3, 2019 we had 2,901,291 shares of common stock $.0001 par value outstanding.

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

On May 11, 2015, we issued an aggregate of 6,130 shares of our common stock to the owners of Global Boatworks, LLC for one hundred (100%) of its outstanding membership interests.

As a result of our acquisition of Global Boatworks, LLC:

●	Global Boatworks, LLC became our wholly owned subsidiary,
●	The officers and directors of Global Boatworks, LLC became our officers and directors,
●	The shareholders of Global Boatworks, LLC became our shareholders, and
●	The operations of Global Boatworks, LLC became our operations.

On December 14, 2018 we effected a 1 for 1,000 reverse split of our common stock, which is reflected throughout this filing.

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

For the years ended December 31, 2018, and December 31, 2017, we had a net loss of $1,305,925 and $3,042,629 respectively. For the years ended December 31, 2018, and December 31, 2017, we had revenues of $15,550 and $256,992 respectively. Revenues in 2018 were from short term rentals of our vessel in Ft. Lauderdale, and in 2017 included rentals of both vessels and the sale of the Miss Leah.

Our operations to date and those of Global Boatworks, LLC, our wholly owned subsidiary include:

●	development of our business plan;
●	acquisition of our company owned vessel, the Miss Leah;
●	locating designers for our Luxuria models;
●	completing the design of our Luxuria models;
●	identifying amenities to be offered with the Luxuria models;
●	construction of the Luxuria I vessel;
●	developing and implementing marketing strategies;
●	marketing the short-term rental of the Miss Leah and Luxuria I on Home Away, Vacation Rentals By Owner (VRBO) and Air BnB; and
●	the sale of the Miss Leah

As of the date of this report, the Luxuria I is under contract for sale, but that sale has not yet closed.

Our Company Owned Vessels

On September 25, 2014, we purchased the Miss Leah from a related party. We used the Miss Leah as a short-term rental property to generate revenue and demonstrate the upscale vessels we plan to offer.

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

Our Luxuria model takes between five (5) to seven (7) months to build and is approximately one thousand six hundred and fifty (1,650) square feet under air. The Luxuria model is designed to reflect South Florida’s modern style. Luxuria can be equipped with either single or twin outboard motors and is intended to be docked. The Luxuria model features wood floors, marble countertops, modern stainless steel appliances and other upscale amenities.

We have constructed the first of the Luxuria class, the Luxuria I, which is currently docked in South Florida and was available for short term rental and for sale. As of the date of this report the Luxuria I is under contract for sale, though the sale has not yet closed.

Distribution

We plan to sell the Luxuria vessels through direct company sales to customers, boat dealerships, yacht brokers and real estate brokers.

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

Revenues

We generated revenue from the rental of Miss Leah until it was sold and will generate revenues from the rental and sale of completed Luxuria model vessels. Upon completion of a Luxuria-class vessel, it may be used as a short-term vacation rental until sold. We plan to dock the completed vessels at Bahia Mar Marina in Fort Lauderdale, Florida, where the vessel can be viewed and rented at a rate of approximately $1,000 per night, until sold.

The Company has pledged Luxuria I and future Luxuria II vessels as security for the repayment of certain notes. Therefore, the proceeds of such sales will first go to the repayment of the secured indebtedness.

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

We market our rentals through Homeaway, Vacation Rentals By Owner (VRBO) and AirBnB. The Luxuria I has been listed with a South Florida yacht brokerage and with a South Florida real property brokerage.

Property

The Company formerly occupied dockage space for the Luxuria I pursuant to an agreement with Bahia Mar Marina Bay, LLC dated May 1, 2018. We paid annual rents of approximately $55,000. This agreement was mutually terminated in October 2018. As of the date of this filing the Luxuria I is docked at the home of the contractual buyer at no cost to the Company.

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

Employees

As of December 31, 2018, we have the following employees:

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

Material Agreements

On February 2, 2016, we entered into an agreement with Carter, Terry and Company (“Carter Terry”), a FINRA registered broker-dealer for the purposes of securing financing. Pursuant thereto we were obligated to pay Carter Terry a fee upon the Company receiving financing based upon their introduction of a funding source. The fee consists a percentage of money raised, and the issuance of common stock based upon the amount funded to the Company. The Company has entered into a termination agreement with Carter Terry as of March 22, 2017.

Effective February 16, 2016, we entered into an agreement with StockVest, Inc., a Florida corporation that provides investor relations and public relations services. The agreement was amended on March 1, 2016. As amended StockVest agreed to provide us with services from March 12, 2016 until June 12, 2016, in exchange for $500 and one hundred fifty (150) shares of our restricted common stock.

On August 11, 2016 we entered into a Securities Purchase Agreement with Tonaquint Inc., which provided for up to $610,000 in debt financing to the Company (inclusive of an original issue discount of $100,000). This agreement was amended on February 4, 2017 to extend the maturity date to May 11, 2017. In May 2017, the lender bifurcated the original note, which had a then remaining balance of $598,300, into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 was collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. On September 14, 2017, the Company paid off the balance of Note 1 in the amount of $176,986 from the proceeds of the sale of the Miss Leah.

On December 9, 2016, we entered into an agreement (the Agreement) with Oceanside Equities, Inc., (Oceanside), a Florida corporation that provides consulting services. Oceanside agreed to provide us with services from December 9, 2016 until December 8, 2019, in exchange for a one-time fee of $20,000 in cash; $16,000 per month accrued and payable in either cash or shares of restricted common stock at the Company’s election and three thousand one hundred (3,100) shares of our restricted common stock, to be issued 1,100 on January 1, 2017, 1,000 issued on July 1, 2017 and 1,000 issued on January 1, 2018.

On January 5, 2017 we entered into a Securities Purchase Agreement with St. George Investments, LLC, which provided for up to $830,000 in debt funding to the Company (inclusive of an original issue discount of $75,000), of which draws occurred in 2017 and 2018.

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

On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $15 per share based on the quoted market price and was recorded as a debt discount. The note bears interest at the rate of 12%, payable monthly. Total principal and interest is $52,217 at December 31, 2017.

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

On March 20, 2018, the Company entered into a nine-month 14% convertible promissory note in the amount of $16,500. In event of default the note carries an interest rate of 18%.

On March 25, 2019, the Company entered into a seven-month 10% promissory note in the amount of $105,000. In event of default the note carries an interest rate of 18%.

Dependence on a Few Customers

We are not dependent on one (1) or a few customers and we do not expect to be so in the future.

Liability

The short-term rental of vessels may expose us to potential liabilities for personal injury or property damage claims. We could be included as a defendant in product liability claims relating to defects in manufacture or design of our vessels. We plan to require manufacturers of our vessels to carry and provide proof of product liability insurance. We also maintain third-party product liability insurance in the amount of $300,000 per occurrence, which may not be sufficient for claims against us. Additionally, we carry $300,000 of coverage, per occurrence, for damage to our company owed vessel. There can be no assurance that we will not experience legal claims in excess of our insurance coverage or claims that are ultimately not covered by our insurance policy. If significant claims are made against us, our business, financial condition and results of operations may be adversely affected.

Competition

We operate in a highly competitive environment. In addition to facing competition generally from businesses seeking to attract discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition. We compete with single location boat dealers and, to a lesser degree, with national specialty marine stores, catalog retailers, sporting goods stores and mass merchants. Competition is based on the quality of available products, the price and value of the products and attention to customer service. There is significant competition in the markets which we plan to enter.

Our competitors are large national or regional chains that have substantially greater financial, marketing and other resources than us. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Seasonality

Our business, as well as the entire recreational boating industry, is highly seasonal. Generally, boat sales increase starting in January with the onset of the public boat and recreation shows in South Florida and continue through March.

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

We incurred net losses of $3,042,629 and $1,305,925 for the fiscal years ended December 31, 2017, and December 31, 2018, respectively. As a result, our independent registered public accounting firm has included an explanatory paragraph in its audit opinion and management has included a footnote regarding our going concern risk that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our consolidated financial statements contain a going concern qualification. Our consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We are an early stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed company. For the fiscal years ended December 31, 2017, and December 31, 2018, we had revenues of $256,992 and $15,550 respectively. For the fiscal years ended December 31, 2017, and December 31, 2018, we have a net loss of $3,042,629 and $1,305,925 respectively. Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

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

Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable. Our operating expenses are approximately $8,000 per month or $96,000 annually. We will require $8,000 per month or $96,000 over the next twelve (12) months to meet our operational costs, which consist of rent, advertising, salaries and other general, administrative expenses to comply with the costs of being an SEC reporting company.

We are obligated to repay outstanding indebtedness of approximately $1,894,000 during the next 12 months.

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

On August 4, 2016 we entered into a Securities Purchase Agreement and Note with Tonaquint Inc., pursuant to which we pledged the Miss Leah as security for the Note. We were obligated to pay the entire principal and interest on November 11, 2018. The loan is secured by the Luxuria I, our company owned vessel. Because Luxuria I is our primary asset and is pledged as security for a loan, you could lose your investment if we default on the loan. Because of our limited revenues and weak financial condition, we were not be able to make the loan payment when due on November 11, 2018. This would cause us to lose our primary asset and we might not be able to implement our business plan which could cause you to lose your entire investment.

On January 5, 2017 we entered into a Securities Purchase Agreement and Note with St George Investments, LLC, pursuant to which we pledged the Luxuria I and the future Luxuria II as security for the Note. We were obligated to pay the entire principal and interest on November 11, 2018. Because the Luxuria I and the future Luxuria II are our primary assets and are pledged as security for a loan, you could lose your investment if we default on the loan. Because of our limited revenues and weak financial condition, we may not be able to make the loan payment when due if we do not sell the vessel. This would cause us to lose our primary assets and we might not be able to continue our business plan which could cause you to lose your entire investment.

Subsequent to the year-end we entered into an agreement with St. George and Tonaquint that would allow us to satisfy their notes by paying $600,000 upon closing the sale of the Luxuria I and additional $70,000 by September 19, 2019. Though we have a contract to sell the Luxuria I, it has not yet closed and there is no guarantee that the sale will close.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments, not previously approved. We could be an emerging growth company for up to five (5) years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three (3) year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30th date before that time, in which case we would no longer be an emerging growth company as of the following April 30th We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of April 3, 2019, we had 2,901,291 shares of common stock outstanding, each entitled to one vote per common share. Our Chief Executive Officer, President, Treasurer and Director, Robert Rowe, beneficially owns 9.7% of the common shares and 1,000,000 preferred shares that have voting power equal to 1,000 shares of common stock for each preferred share. This entitles Mr. Rowe to control all matters submitted to a vote of our common stockholders. As a result, our management has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

Our Articles of Incorporation authorize us to issue 5,000,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. As of April 3, 2019, we had 2,901,291 shares of common stock and 1,000,000 shares of Series A preferred shares outstanding. Accordingly, we may issue up to an additional 4,997,098,709 shares of common stock and 9,000,000 shares of blank check preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for acquisitions or other corporate actions and on a fair value basis for shares issued for services that may have the effect of diluting the value of the shares held by our stockholders and may have an adverse effect on any trading market for our common stock. Our Board of Directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company formerly occupied dockage space for the Luxuria I at the Bahia Mar Marina in Fort Lauderdale, Florida. The Luxuria is currently docked at the home of the contractual buyer at no cost to the Company. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary.

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

The following table sets forth the low and high closing prices for the company’s stock during each quarter of 2018, after given effect to the Company’s reverse split effective December 14, 2018:

	Low Price	High Price
Quarter Ended 3/31/18	$.20	$1.10
Quarter Ended 6/30/18	$.20	$.70
Quarter Ended 9/30/18	$.10	$.20
Quarter Ended 12/31/18	$.015	$.08

Security Holders

As of December 31, 2018, we had fifty-four (54) record holders of our common stock.

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

Issuer Purchases of Equity Securities

None

Recent Sales of Unregistered Equity Securities

In addition to unregistered securities previously disclosed in reports filed with the SEC, we have sold the securities set foth below without registration under the Securities Act of 1933 (the “Securities Act”). None of the issuances involved underwriters, underwriting discounts or commissions, unless otherwise noted. We relied upon Sections 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities.

Shares Issued for Services Rendered and Non-Cash Consideration

On January 29, 2018, the Company issued 25,378 shares of common stock upon conversion of a note principal in the amount of $9,390.

On January 30, 2018, the Company issued 41,667 shares of common stock upon conversion of a note principal in the amount of $15,000. On January 30, 2018, the Company issued 25,378 shares of common stock upon conversion of a note principal in the amount of $9,390.

On January 31, 2018, the Company issued 25,378 shares of common stock upon conversion of a note principal in the amount of $9,390.

On February 5, 2018, the Company issued 25,392 shares of common stock upon conversion of a note principal in the amount of $9,395.

On February 6, 2018, the Company issued 50,000 shares of common stock upon conversion of a note principal in the amount of $18,000. On February 6, 2018, the Company issued 25,387 shares of common stock upon conversion of a note principal in the amount of $7,870.

On February 12, 2018, the Company issued 50,750 shares of common stock upon conversion of a note principal in the amount of $15,225. On February 12, 2018, the Company issued 25,339 shares of common stock upon conversion of a note principal in the amount of $6,955.

On February 19, 2018, the Company issued 95,000 shares of common stock upon conversion of a note principal in the amount of $17,100.

On February 23, 2018, the Company issued 93,750 shares of common stock upon conversion of a note principal in the amount of $11,250.

On March 2, 2018, the Company issued 95,000 shares of common stock upon conversion of a note principal in the amount of $11,400.

On March 7, 2018, the Company issued 1,000 shares of common stock under a consulting agreement.

On March 12, 2018, the Company issued 94,500 shares of common stock upon conversion of a note principal in the amount of $11,400.

On March 16, 2018, the Company issued 12,000 shares of common stock upon conversion of a note principal in the amount of $2,880.

On March 20, 2018, the Company issued 95,000 shares of common stock upon conversion of a note principal in the amount of $11,400.

On March 28, 2018, the Company issued 94,000 shares of common stock upon conversion of a Note principal in the amount of $11,280.

On April 16, 2018, the Company issued 158,000 shares of common stock upon conversion of a note principal in the amount of $9,480.

On May 1, 2018, the Company issued 78,833 shares of common stock upon conversion of a note principal in the amount of $4,730. On May 1, 2018, the Company issued 49,833 shares of common stock upon conversion of a note principal in the amount of $2,990.

On May 3, 2018, the Company issued 53,833 shares of common stock upon conversion of a note principal in the amount of $3,230.

On May 8, 2018, the Company issued 58,667 shares of common stock upon conversion of a note principal in the amount of $3,520.

On May 11, 2018, the Company issued 53,833 shares of common stock upon conversion of a note principal in the amount of $6,460.

On May 22, 2018, the Company issued 88,500 shares of common stock upon conversion of a note principal in the amount of $10,620.

On May 25, 2018, the Company issued 71,000 shares of common stock upon conversion of a note principal in the amount of $8,520.

On June 11, 2018, the Company issued 60,000 shares of common stock upon conversion of a note principal in the amount of $3,600.

On June 12, 2018, the Company issued 41,500 shares of common stock upon conversion of a note principal in the amount of $2,490, which was $870 greater than the then remaining note and accrued interest balance, therefore 14,500 shares were issued in excess.

On June 13, 2018, the Company issued 60,000 shares of common stock upon conversion of a note principal in the amount of $3,600, which was $3,600 greater than the then remaining note and accrued interest balance, therefore 60,000 shares were issued in excess.

On June 14, 2018, the Company issued 41,445 shares of common stock upon conversion of a note principal in the amount of $2,487, which was $2,487 greater than the then remaining note and accrued interest balance, therefore 41,445 shares were issued in excess.

On June 18, 2018, the Company issued 5,167 shares of common stock upon conversion of a note accrued interest in the amount of $310, which was $310 greater than the then remaining note and accrued interest balance, therefore 5,167 shares were issued in excess. The Company has instructed the lender to either return the 133,611 excess shares or remit $7,267 in cash to the Company. The lender refused and the Company wrote this off as a bad debt.

At December 31, 2018 the Company is obligated to issue 1,000 shares, valued at $300, to a consultant under an agreement entered into May 22, 2018.

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

Years Ended December 31, 2018 and 2017

We had vessel sale revenues of $0 and $222,187 for the years ended December 31, 2018 and 2017.

We had rental revenues of $15,550 and $34,805 for the years ended December 31, 2018 and 2017, respectively, or a 55% decrease. We sold the Miss Leah in September 2017 and placed the Luxuria I into service on July 1, 2017, but were limited in our rental ability because we showed the Luxuria in the Ft Lauderdale International Boat Show.

Cost of revenues, excluding depreciation, was $63,855 compared to $43,042 for the years ended December 31, 2018 and 2017, respectively, or a 48.9% increase. This increase was primarily due to the Luxuria I becoming available for rent and sale on July 1, 2017 and all relevant costs are higher for the Luxuria. The Luxuria I was depreciated for 12 months in 2018 and only 6 months in 2017.

General and administrative expenses were $320,197 compared to $1,701,915 for the years ended December 31, 2018 and 2017, respectively, a decrease of 81.2%. General and administrative expenses are principally composed of public company expenses, insurance, maintenance, officer pay and travel. In 2017 the Company recorded stock-based compensation for the officers of approximately $1.2 million.

Our depreciation expense on all depreciable assets for the years ended December 31, 2018 and 2017 was $71,640 and $36,644, respectively. The Luxuria was depreciated for half the year in 2017 and the whole year in 2018.

Our professional fees - related party were $264,000 compared to $1,191,455 for the years ended December 31, 2018 and 2017, respectively. These fees were accrued and converted to common stock and not paid in cash, as well as stock issued for services in 2017, which accounted for the decrease.

Our professional fees were $95,205 compared to $247,192 for the years ended December 31, 2018 and 2017, respectively a decrease of 61.5%.

Our interest expense was $236,405 compared to $460,451 for the years ended December 31, 2018 and 2017, respectively, a decrease of 48.7%. This decrease is due to the payoff of certain debt with the sale of the Miss Leah and conversions of our convertible debt.

Our loss (gain) on debt extinguishment was $258,809 and ($191,232) 243 for the years ended December 31, 2018 and 2017, respectively.

Our derivative income (expense) and change in fair value of derivative was ($4,097) and $233,243 for the years ended December 31, 2018 and 2017, respectively.

We recorded a net loss of ($1,305,925) compared to ($3,042,629) for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources Cash Flow Activities

Cash Flow Activities

Our cash decreased $146 for the year ended December 31, 2018. We used $208,484 of cash in operating activities during the year. Our operating activities consisted primarily of marketing and maintaining the Luxuria I.

Our cash decreased $9,404 for the year ended December 31, 2017. We used $382,583 of cash in operating activities during the year. Our operating activities consisted primarily of marketing and selling the Miss Leah, completing the construction of the Luxuria I, and showing the Luxuria in the Ft. Lauderdale International Boat Show in November.

Investing Activities

During the year ended December 31, 2018, we had no investing activities.

During the year ended December 31, 2017, we purchased $6,296 in fixed assets and received a $20,000 repayment of a loan to a stockholder made in 2016.

Financing Activities

During the year ended December 31, 2018, we funded our working capital requirements principally through the proceeds of third-party loans in the amount of $236,500.

During the year ended December 31, 2017, we funded our working capital requirements principally through the proceeds of third-party loans in the amount of $541,000.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of consolidated financial statements, including the following:

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

Revenue Recognition

Rental Revenue Revenue is recognized when earned, generally starting when the rental customer takes temporary possession of the floating vessel and through their contracted stay. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the marina dockage fees and fees charged by the web sites Homeaway and AirBnB, where the floating vessel is advertised for rent.

Sale Revenue Revenue is recognized when earned, generally at closing of the sale of a vessel. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the capitalized cost of constructing a vessel and any selling costs such as sales commissions.

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

Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivatives are removed from the balance sheet. The shares issued upon conversion of the note are recorded at their fair value with extinguishment gain or loss recognition as applicable.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 m) of Notes to the consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. We sold the Miss Leah in September 2017. As of June 30, 2017, we transferred the Luxuria I from construction in process to fixed assets held for rental and sale. We have the Luxuria I listed both for sale and for rental. As of the date of this report we have entered into a contract for the sale of the Luxuria I, but the sale of the vessel has not closed.

As of December 31, 2018, we had cash on hand of $961 for our operational needs. Currently, our operating expenses are approximately $8,000 per month.

We are obligated to repay two outstanding loans in one lump payment in the amount of $90,000 on July 15, 2019.

We were obligated to repay an outstanding loan in the amount of $632,782 on November 11, 2018. We were obligated to repay an outstanding loan in one lump payment in the amount of $315,056 on November 11, 2018. Both of these notes are in default. In March 2019, we negotiated a combined settlement for these notes which consists of a $600,000 payment upon the closing of the sale of the Luxuria I and $70,000 six months thereafter.

We were obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing. We were obligated to repay three outstanding loans in one lump payment in the amounts of $10,000; $10,000 and $15,500 on May 17, 2018, which are past due as of the date of this filing. We were obligated to repay an outstanding loan in one lump payment in the amount of $30,000 on October 15, 2017, which is past due as of the date of this filing. We were obligated to repay an outstanding loan in one lump payment in the amount of $16,500 on December 30, 2018, which was repaid in March 2019.

If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs, we would have available cash for our operating needs for approximately zero (0) months.

We are focusing our efforts on commercializing luxury stationary vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015 and began construction in March 2016. It was completed as of June 30, 2017. Luxuria I is approximately 1,600 square feet, with two (2) bedrooms and bathrooms, and sleeps up to six (6) people. We are also marketing the concept of custom-built smaller versions of the Luxuria that would cost less to build and have a lower selling price.

We anticipate that each non-custom vessel will cost approximately $650,000 to construct. Construction will take between five (5) to seven (7) months, per vessel. We will require additional funds to develop and carry out our future plans including construction of our second Luxuria class vessel which has not yet commenced. We plan to begin marketing each vessel when manufacturing commences.

It is anticipated that the sale of the Luxuria would allow us to pay off a majority of the debt owed to St. George and Tonaquint. Subsequent to the year-end we entered into an agreement with St. George and Tonaquint that would allow us to satisfy their notes by paying $600,000 upon closing the sale of the Luxuria I and additional $70,000 by September 19, 2019.

Our cash balance at December 31, 2018 was approximately $961, which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of $5,953,465 from inception to December 31, 2018. A significant portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

Our future plans to build a second Luxuria class vessel are contingent upon the receipt of capital of at least $700,000. This may be from a future offering of the Company’s securities.

We have been marketing the Luxuria models to yacht brokers, real estate brokers and boat dealerships and have showed it in the Ft. Lauderdale boat show in November 2017.

Convertible Notes

NOTES 1 AND 2:

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and were amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which were also recorded as debt discounts and were amortized over the six month life of the note. Also, the Company was required to issue 100 shares of restricted common stock which was valued at $100 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carries an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

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

On March 22, 2017, the Company issued 1,000 shares of common stock to settle $30,000 of this note. These shares were valued at $73 per share, or $73,000, based on the quoted trading price, and after relieving the related derivative value a gain of $3,463 was recorded.

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

On July 18, 2017, the Company issued 2,308 shares of common stock upon conversion $18,000 of Note 1. On August 10, 2017, the Company issued 3,800 shares of common stock upon conversion $10,944 of Note 1. The bifurcated convertible Notes 1 and 2 in the remaining balances of $182,000 and $416,249 matured on August 11, 2017. On November 11, 2017, the lender agreed to extend Note 2 for an additional three month period and an extension fee of $12,595 was added to the principal balance of Note 2.

On September 14, 2017, the Company paid off the balance of Note 1 in the amount of $176,986 from the proceeds of the sale of the Miss Leah.

On October 13, 2017, the Company issued 6,190 shares of common stock upon conversion of Note 2 principal in the amount of $8,914 .. On December 27, 2017, the Company issued 25,000 shares of common stock upon conversion of Note 2 principal in the amount of $15,000.

On January 30, 2018, the Company issued 41,667 shares of common stock upon conversion of Note 2 principal in the amount of $15,000. On February 6, 2018, the Company issued 50,000 shares of common stock upon conversion of Note 2 principal in the amount of $18,000. On February 12, 2018, the Company issued 50,750 shares of common stock upon conversion of Note 2 principal in the amount of $15,225. On February 19, 2018, the Company issued 95,000 shares of common stock upon conversion of Note 2 principal in the amount of $17,100. On February 23, 2018, the Company issued 93,750 shares of common stock upon conversion of Note 2 principal in the amount of $11,250. On March 2, 2018, the Company issued 95,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 12, 2018, the Company issued 94,500 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 20, 2018, the Company issued 95,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 28, 2018, the Company issued 94,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,280. On April 16, 2018, the Company issued 158,000 shares of common stock upon conversion of Note 2 principal in the amount of $9,480.

In March 2019, we negotiated a combined settlement for this note 2 with a balance of $315,056 and the non-convertible note with a balance of $632,782, which consists of a $600,000 payment upon the closing of the sale of the Luxuria I and $70,000 six months thereafter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

19

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Global Boatworks Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Boatworks Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $1,305,925 and $208,484, respectively, in 2018 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $2,234,988, $1,779,114 and $5,953,465, respectively, at December 31, 2018. Furthermore, the Company has defaulted on some loans both before and after December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boca Raton, Florida

April 16, 2019

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member Center for Public Company Audit Firms

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

December 31,

	2018	2017
ASSETS
CURRENT ASSETS
Cash	$961	$1,107
Short-term loan to stockholder, net of reserve of $30,000 and $30,000	-	-
Prepaid expenses	6,760	5,636
Total current assets	7,721	6,743
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessel held for sale, net of accumulated depreciation of $101,577 and $33,859	575,603	643,321
PROPERTY AND EQUIPMENT - OTHER
Other, net of depreciation of $3,060 and $962	3,235	5,334
Architectural plans, net of $5,016 and $3,192 accumulated amortization	7,751	9,574
Net property and equipment	586,589	658,229
Total Assets	$594,310	$664,972
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$728,372	$198,657
Short-term loan from related parties	6,158	16,046
Short-term loans, net of discounts of $0 and $8,607	723,313	428,660
Short-term convertible notes, net of discounts	408,345	501,962
Short-term convertible note, related party, net of discounts	18,048	10,297
Fair value of derivative liability	349,107	369,570
Current portion of long-term debt	5,478	5,130
Due to related party predecessor	3,888	3,888
Total current liabilities	2,242,709	1,534,210
LONG TERM LIABILITIES
Long term debt to third party	21,288	26,766
Note Payable and accrued interest for the vessel - related party	108,427	106,455
Total long-term liabilities	129,715	133,221
Total Liabilities	2,372,424	1,667,431
Commitments and Contingencies (Note 10)
Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively ($1,000 redemption value)	1,000	1,000
STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 2,403,311 and 732,953 shares issued and outstanding at December 31, 2018 and 2017	240	73
Additional paid-in capital	4,174,111	3,644,008
Accumulated deficit	(5,953,465)	(4,647,540)
Total stockholders’ deficit	(1,779,114)	(1,003,459)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$594,310	$664,972

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

Year ended December 31,

	2018	2017
REVENUES
Vessel sales	$-	$222,187
Rental revenue	15,550	34,805

Total revenues	15,550	256,992

OPERATING EXPENSES
Cost of revenues, excluding depreciation shown below	63,855	43,032
General and administrative	320,197	1,701,915
Depreciation and amortization	71,640	36,644
Professional fees - related party	264,000	1,191,455
Professional fees	95,205	247,192

Total operating expenses	814,897	3,220,238

Loss from operations	(799,347)	(2,963,246)

Other (income) expense
Other income	-	(993)
Interest expense	236,405	460,451
(Gain) loss on extinguishment of debt and debt conversions, net	258,809	(191,232)
Initial and change in fair value of derivative	4,097	(233,243)
Provision for doubtful loan receivable - related party	-	30,000
Impairment reserve	7,267	-
Loss on accrued expense settlement	-	14,400

Total other expense	506,578	79,383

Net loss	$(1,305,925)	$(3,042,629)

Loss per weighted average common share	$(0.66)	$(15.52)

Number of weighted average common shares outstanding - Basic and Diluted	1,968,113	196,023

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2018 and 2017

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2016	-	$-	21,334	$2	$1,089,392	$(1,604,911)	$(515,517)

Shares issued for services	-	-	16,453	1	550,209	-	550,210
Shares issued to settle accrued expense	-	-	616,954	62	1,651,169	-	1,651,231
Shares issued upon debt conversion	-	-	77,113	8	236,738	-	236,746
Shares issued for note fee	-	-	1,000	-	15,000	-	15,000
Shares issued for note extension fee	-	-	100	-	6,000	-	6,000
Beneficial conversion feature on convertible note	-	-	-	-	95,500	-	95,500
Net loss, year ended December 31, 2017	-	-	-	-	-	(3,042,629)	(3,042,629)

BALANCE, December 31, 2017	-	-	732,953	73	3,644,008	(4,647,540)	(1,003,459)

Shares issued for services	-	-	1,000	-	200	-	200
Shares issued upon debt conversion	-	-	1,669,152	167	529,903	-	530,070
Round up shares from reverse split	-	-	206	-	-	-	-
Net loss, year ended December 31, 2018	-	-	-	-	-	(1,305,925)	(1,305,925)

BALANCE, December 31, 2018	-	$-	2,403,311	$240	$4,174,111	$(5,953,465)	$(1,779,114)

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Year ended December 31,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,305,925)	$(3,042,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial and change in fair value of derivative	4,097	(233,243)
Common stock issued for services	200	488,975
Impairment reserve	7,267	-
Provision for doubtful loan receivable - related party	-	30,000
Loss on accrued expense settlement	-	14,400
Loss on shares issued to settle accrued expenses recorded as additional compensation	-	1,256,231
Gain on debt extinguishment and note conversions, net	(41,059)	(191,232)
Loss on debt conversion	299,868	-
Amortization and depreciation	71,640	36,644
Amortization of common stock issued for prepaid services	-	590,832
Amortization of debt discounts, prepaid interest and OID	199,683	435,797
Changes in operating assets and liabilities:
Increase Luxuria construction in progress	-	(245,679)
(Increase) decrease in prepaid expenses and deposits	(1,124)	13,904
Increase (decrease) in accounts payable and accrued expenses	448,543	449,881
Increase in accrued interest expense	108,326	13,535
Net cash used in operating activities	(208,484)	(382,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(6,296)
Repayment of loan to stockholder	-	20,000
Net cash provided by investing activities	-	13,704
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from cash advance on credit card	-	2,000
Proceeds from officer loan	20,581	20,000
Payments on officer loan	(29,643)	(4,154)
Payments on third party loans	(19,100)	(199,371)
Proceeds from third party loan	236,500	541,000
Net cash provided by financing activities	208,338	359,475
Net increase (decrease) in cash	(146)	(9,404)
CASH, beginning of year	1,107	10,511
CASH, end of year	$961	$1,107
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$36,723	$13,124
Income tax paid in cash	$-	$-
Non-Cash Investing and Financing Activities:
Common stock issued for prepaid services	$-	$62,834
Common stock issued for loan fees	$-	$21,000
Common stock issued upon conversion of convertible debt	$530,070	$236,746
Modification of note to convertible note	$-	$60,000
Initial derivative value recorded as a discount	$16,500	$151,751
Transfer of construction in progress to fixed asset held for sale or rent	$-	$677,180
Construction in progress cost purchased with third party loan	$-	$35,000
Common stock issued to settle accrued expenses	$-	$379,000
Interest charges for extension of debt	$71,508	$76,513

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” “Global Boatworks”), was formed on May 11, 2015, under the laws of the State of Florida. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (ALLC@) which was formed on June 16, 2014, under the laws of the State of Florida. The Company’s business activities to date have primarily consisted of the formation and implementation of a business plan for building luxury floating vessels on a barge bottom, the rental activities relating to the vessels, the sale of the Miss Leah vessel, the construction of a new vessel, the Luxuria I and the rental activities of and marketing for sale of the Luxuria I.

The accompanying consolidated financial statements include the activities of Global Boatworks Holdings, Inc. and Global Boatworks, LLC, its wholly owned subsidiary. The Company completed a 1 for 1,000 reverse split of the common stock in December 2018, and all share and per share data in the accompanying consolidated financial statements and footnotes for all periods presented have been retroactively adjusted for this reverse stock split.

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

c) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit, accumulated deficit and stockholder’s deficit of $2,234,988; $5,953,465 and $1,779,114, respectively, at December 31, 2018. In addition the Company had a net loss of $1,305,925 and used cash of $208,484 in operating activities in 2018. In addition the Company defaulted on seven of its notes during the year ended December 31, 2018. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The Company has expenses as a result of being a publicly held company and constructing new vessels without immediate increases in revenues as the Company continues to implement its plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessels. The Company is also seeking to raise sufficient equity capital to enable it to pay off its existing debt. It is also attempting to sell the Luxuria I. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no financial instruments that qualified as cash equivalents at December 31, 2018 or 2017.

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

e) Financial instruments and Fair value measurements

ASC 825-10 A Financial Instruments@, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

FASB ASC 820 A Fair Value Measurement@ clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The following reflects the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at December 31, 2018 and 2017, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	2018	2017
Level 3 B Embedded Derivative Liability	$349,107	$369,570

Changes in Level 3 assets measured at fair value for the year ended December 31, 2018 were as follows:

Balance, December 31, 2016	$780,685
Portion of initial valuation recorded as debt discount	151,751
Amortization to gain on extinguishment upon conversion or repayment	(329,623)
Initial and change in fair value	(233,243)
Balance, December 31, 2017	369,570
Portion of initial valuation recorded as debt discount	16,500
Amortization to gain on extinguishment upon conversion or repayment	(41,060)
Initial and change in fair value	4,097
Balance, December 31, 2018	$349,107

f) Revenue recognition

The Company adopted ASC 606 ARevenues from Contracts with Customers@ on January 1, 2018. There was no cumulative effect upon this adoption.

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

Sale Revenue - Revenue is recognized when earned, generally at closing of the sale of a vessel. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the depreciated capitalized cost of constructing a vessel, including any sales costs such as sales commissions.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g) Stock compensation for services rendered

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the shorter of period the employee or director is required to perform the services in exchange for the award or the vesting period. The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505-50, for share-based payments to non-employees, compensation expense is determined at the A measurement date.@ The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

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

As of December 31, 2018, the tax years 2017, 2016, and 2015 for the LLC and 2017, 2016 and 2015 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

December 31, 2018 and 2017

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j) Debt issue costs

The Company accounts for debt issuance cost paid to lenders, or third parties as debt discounts which are amortized over the life of the underlying debt instrument.

k) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 5,881,336 and 783,191 common stock equivalents for the years ended December 31, 2018 or 2017, respectively.

l) Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivatives are removed from the balance sheet. The shares issued upon conversion of the note are recorded at their fair value with extinguishment gain or loss recognition as applicable.

Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

m) Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, ALeases@ which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company believes that the adoption of ASU 2016-02 will have no effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, AImprovements to Nonemployee Share-Based Payment Accounting@ which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. The existing guidance on nonemployee share-based payments is significantly different from current guidance for employee share-based payments. This ASU expands the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees. It requires a company to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe that adoption of ASU 2018-07 will have a material effect on the Company’s consolidated financial statements.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(4) CONSTRUCTION IN PROGRESS

Construction in progress represents the capitalized construction of its Luxuria floating vessel(s) being constructed for sale. At June 30, 2017, the Luxuria I was completed and the Company transferred $677,180 to fixed assets as it is held for rental and/or sale.

(5) PROPERTY AND EQUIPMENT

Property and Equipment held for sale consists of the following at December 31, 2018 and 2017:

	2018	2017
Luxuria I floating vessel	$677,180	$677,180
Less: accumulated depreciation	(101,577)	(33,859)
Total P&E held for sale	$575,603	$643,321

On September 25, 2014, the Company acquired the Miss Leah, a two story luxury floating vessel in the Cape Cod architectural style built on a barge platform. The Miss Leah was based at a marina in Boston harbor. It was rented out primarily through a third party rental management company on a short term vacation type basis. The Miss Leah was built in 2004 by the founder of the Company and subsequently sold in 2006 to his brother who established the Predecessor’s rental business. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. As the Miss Leah has been recorded on the books of the Company at a value of $0, there was no depreciation recorded. On September 14, 2017, the Company sold the Miss Leah and recorded sales proceeds of $222,187, net of estimated sales tax due of $14,813.

On June 30, 2017, the Company transferred the Luxuria I, a two story luxury floating living vessel in the South Florida architectural style, built on a barge platform, from construction in progress to fixed assets as it is complete. The Company has the Luxuria I available for either vacation rental or outright sale. As long as it is available for vacation rental the Company will record depreciation over a 20 year period. Depreciation expense for the years ended December 31, 2018 and 2017 was $67,718 and $33,859, respectively.

Property and Equipment consists of the following at December 31, 2018 and 2017:

	2018	2017
Architectural plans	$12,766	$12,766
Furniture and equipment	6,296	6,296
Less: accumulated amortization and depreciation	(8,076)	(4,154)
Total P&E	$10,986	$14,908

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and has began amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the years ended December 31, 2018 and 2017, was $1,824 and $1,824, respectively.

For property and equipment- other, depreciation expense for the years ended December 31, 2018 and 2017 was $2,098 and $962, respectively.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

The terms of this acquisition were for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital in 2014 as a distribution for $100,000. Outstanding principal and interest totaled $108,427 and $106,455 at December 31, 2018 and 2017, respectively.

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows, at December 31:

	2018	2017
Note 1	$40,000	$40,000
Note 2	632,782	345,050
Note 3	50,000	52,217
Note 4	531	-
Less: unamortized debt discounts	-	(8,607)
Total short term notes, net	$723,313	$428,660

NOTE 1: On July 9, 2015, the company entered into a loan agreement in the amount of $151,700 with a shareholder. The company issued 250 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $25,000, or $100 per share (based on the recent private placement sales) was recorded as a discount and is being amortized at a rate of $2,083 per month over the life of the loan. The note bears interest at the rate of 10%. Prepaid interest in the amount of $15,000 and a loan fee of $1,700 were deducted from the proceeds of the loan. These were amortized each month at the rate of $1,250 and $142 over the life of the loan, respectively. We were obligated to pay the principal and interest due on July 9, 2016. The loan was secured by the Miss Leah, our company owned vessel. The Company paid $6,000 in interest to the holder during the third quarter 2016.

The note holder sold $51,700 of this note to a third party in August 2016, and the Company modified the new $51,700 note to add a conversion feature at a conversion rate of 60% of the trading price of the Company’s

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

a) Short term notes (continued)

common stock. This note is considered stock settled debt and accordingly the Company recorded a premium on the debt of $34,467 as a charge to interest expense on the modification date. This third party converted $51,700 of this in exchange for 1,575 shares in fiscal 2016, and the premium was reclassified to additional paid in capital.

The $100,000 remaining balance of the original note was renegotiated into a new note on December 5, 2016 which matured on July 15, 2017. This new note carries interest at a rate of 16.8% which was payable in cash monthly. The Company paid $14,443 in interest during the year ended December 31, 2017. This new note required the Company to issue 100 shares which were valued at $6,000 which was recorded as a discount to be amortized over the remaining life of the note. The remaining note balance and unamortized discount balance at December 31, 2017, is $40,000 (see following assignments). The $40,000 balance of Note 1 matures on July 15, 2019 and was combined with Note 3 in a December 7, 2018, amendment.

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

On February 9, 2018, $38,500 was extended to the Company as a draw on this note, including $3,500 OID. On April 6, 2018, $33,000 was extended to the Company as a draw on this note, including $3,000 OID. The note in the remaining balance of $416,550 matured on April 6, 2018. On April 6, 2018, the lender agreed to extend this note for an additional three month period for an extension fee of $11,712. On May 18, 2018, $33,000 was extended to the Company as a draw on this note, including $3,000 OID. At June 30, 2018, the balance of this note and the unamortized discount was $474,723 and $1,337, respectively. On July 6, 2018, the lender agreed to extend this note for an additional three month period for an extension fee of $14,613.

On July 3, 2018, August 2, 2018 and September 14, 2018 $27,500, $27,500 and $27,500 was extended to the Company as a draw on this note, including $2,500, $2,500 and $2,500 OID. On July 6, 2018, the lender agreed to extend this note for an additional three month period for an extension fee of $14,613.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

a) Short term notes (continued)

On October 19, 2018, and November 21, 2018 $27,500 and $27,500 was extended to the Company as a draw on this note, including $2,500 and $2,500 OID. On October 6, 2018, the lender agreed to extend this note for an additional one month period for an extension fee of $5,667. At December 31, 2018, the balance of this note and the unamortized discount is $632,782 and $0, respectively.

This note requires a partial prepayment if and when the Company sells the Luxuria I and Luxuria II, upon the receipt of which the lender has agreed to release the security interest in the vessels. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II. If the Company rents/leases either the Luxuria I or II, then the prepayment is 20% of the gross rental revenue. The balance owed for rental revenue at December 31, 2018 and 2017 is $3,388 and $712, respectively, and is included in the note balance.

NOTE 3: On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $15 per share based on the quoted market price which was recorded as a debt discount and was amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable at maturity of July 17, 2018. The unamortized balance of the discount was $0 and $7,426 at December 31, 2018 and 2017, respectively. Total unpaid principal and interest is $50,000 and $52,217 at December 31, 2018 and 2017, respectively. The $50,000 balance of Note 1 matures on July 15, 2019 and was combined with Note 1 in December 7, 2018, amendment.

NOTE 4: On April 18, 2018, the Company entered into an eight month financing of the $14,450 Luxuria I annual insurance premium. The balance at December 31, 2018 was $531. On April 19, 2017, the Company entered into an eight month financing of the $14,500 Luxuria I annual insurance premium. On June 15, 2017, the Company entered into a six month financing of the $3,211 Miss Leah 10 month insurance premium. The Luxuria portion was paid in full at December 31, 2017, and the Miss Leah was sold in September 2017.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

b) Short term convertible notes

Short term convertible debt including accrued interest was as follows at December 31, 2018 and 2017:

	2018	2017
Convertible note 1	$-	$-
Convertible note 2	315,056	417,368
Convertible note 3	17,581	16,069
Convertible note 4	11,761	10,760
Convertible note 5	11,761	10,760
Convertible note 6 - related party	18,048	16,498
Convertible note 7	-	47,004
Convertible note 8	33,966	30,493
Convertible note 9	-	44,046
Convertible note 10	18,220	-
Less: unamortized debt discounts	-	(80,739)
Less: related party note, net	(18,048)	(10,297)
Total convertible notes, net	$408,345	$501,962

NOTES 1 AND 2: On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note is secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note is structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and were amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which were also recorded as debt discounts and were amortized over the six month life of the note. Also, the Company was required to issue 100 shares of restricted common stock which was valued at $100 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carries an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

On October 5, 2016, the Company drew an additional $122,000 and received $92,000 in cash under this six month secured convertible promissory note. An OID of $20,000 was recorded as a discount to the note for the

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

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

The total note is convertible into common stock upon an event of default as follows:

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a AConversion@) all or any part of the Conversion Eligible Outstanding Balance into shares (AConversion Shares@) of fully paid and non-assessable common stock, $0.0001 par value per share (ACommon Stock@), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount@) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the AConversion Price@) for each Conversion shall be equal to 60% (the AConversion Factor@) multiplied by the lowest Closing Bid Price in the twenty (20) Trading Days immediately preceding the applicable Conversion. Additionally, if at any time after the Effective Date, the Conversion Shares are not DTC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. Finally, in addition to the Default Effect, if any Major Default occurs after the Effective Date (other than an Event of Default for failure to pay the Conversion Eligible Outstanding Balance on the Maturity Date), the Conversion Factor shall automatically be reduced for all future Conversions by an additional 5% for each of the first three (3) Major Defaults that occur after the Effective Date (for the avoidance of doubt, each occurrence of any Major Default shall be deemed to be a separate occurrence for purposes of the foregoing reductions in Conversion Factor, even if the same Major Default occurs three (3) separate times). For example, the first time the Conversion Shares are not DTC Eligible, the Conversion Factor for future Conversions thereafter will be reduced from 60% to 55% for purposes of this example. If, thereafter, there are three (3) separate occurrences of a Major Default pursuant to Section 4.1(a), then for purposes of this example the Conversion Factor would be reduced by 5% for the first such occurrence, and so on for each of the second and third occurrences of such Major Default.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense. The October 5, 2016 draw resulted in an initial fair value of $113,616 with $92,000 recorded as a debt discount and $21,616 as a derivative expense. The November 3, 2016 draw resulted in an initial fair value of $190,356 with $150,000 recorded as a debt discount and $40,356 as a derivative expense. The valuation method utilized during 2017 was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at December 31, 2017 of $1.10 with the conversion price of $0.54; Bond equivalent yield rate 1.28%.

On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest as a debt discount and is amortizing it to maturity. At December 31, 2017, the unamortized balance is $0.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

b) Short term convertible notes (continued)

On March 22, 2017, the Company issued 1,000 shares of common stock to settle $30,000 of this note. These shares were valued at $73 per share, or $73,000, based on the quoted trading price, and after relieving the related derivative value a gain of $3,463 was recorded. (See Note 11)

In May 2017, the lender bifurcated the original note, which had a then remaining balance of $598,300, into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 is collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. At December 31, 2017, the unamortized balance of the extension fee is $0.

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

On July 18, 2017, the Company issued 2,308 shares of common stock upon conversion $18,000 of Note 1. On August 10, 2017, the Company issued 3,800 shares of common stock upon conversion $10,944 of Note 1. The bifurcated convertible Notes 1 and 2 in the remaining balances of $182,000 and $416,249 matured on August 11, 2017. On November 11, 2017, the lender agreed to extend Note 2 for an additional three month period and an extension fee of $12,595 was added to the principal balance of Note 2.

On September 14, 2017, the Company paid off the balance of Note 1 in the amount of $176,986 from the proceeds of the sale of the Miss Leah.

On October 13, 2017, the Company issued 6,190 shares of common stock upon conversion of Note 2 principal in the amount of $8,914 .. On December 27, 2017, the Company issued 25,000 shares of common stock upon conversion of Note 2 principal in the amount of $15,000. At December 31, 2017, the balance was $417,368 and the unamortized discount was $5,750.

On January 30, 2018, the Company issued 41,667 shares of common stock upon conversion of Note 2 principal in the amount of $15,000. On February 6, 2018, the Company issued 50,000 shares of common stock upon conversion of Note 2 principal in the amount of $18,000. On February 12, 2018, the Company issued 50,750 shares of common stock upon conversion of Note 2 principal in the amount of $15,225. On February 19, 2018, the Company issued 95,000 shares of common stock upon conversion of Note 2 principal in the amount of $17,100. On February 23, 2018, the Company issued 93,750 shares of common stock upon conversion of Note 2 principal in the amount of $11,250. On March 2, 2018, the Company issued 95,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 12, 2018, the Company issued 94,500 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 20, 2018, the Company issued 95,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 28, 2018, the Company issued 94,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,280. On April 16, 2018, the Company issued 158,000 shares of common stock upon conversion of Note 2 principal in the amount of $9,480.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

b) Short term convertible notes (continued)

At December 31, 2018, the valuation method utilized to compute the embedded derivative liability was the Black-Scholes model with the following assumptions: Expected life in years 0.0; Stock price at December 31, 2018 $0.10; conversion price of $0.06; Bond equivalent yield rate 2.44%.

At December 31, 2018 the balance of the note was $315,056 and the unamortized discount was $0. This note is currently in default.

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, $25 with the conversion price of $15; Bond equivalent yield rate 0.92%. At December 31, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.0; Stock price at December 31, 2018 $0.10 with the conversion price of $0.054; Bond equivalent yield rate 2.44%. The principal and interest balance was $17,581 and the unamortized discount balance was $0 at December 31, 2018. The note is currently in default.

NOTES 4, 5 AND 6: On May 17, 2017, as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party, and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $2 per share, with a maturity date of May 16, 2018. This was treated as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note and will be amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750 shares in June 2017. (see note 11) On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes in exchange for 5,500 shares. (see note 11) In September 2017, the Company modified the conversion rate of these notes to $0.50 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. At December 31, 2018, the total principal and interest was $41,570 and the unamortized discounts were $0. These notes are currently in default.

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

December 31, 2018 and 2017

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

b) Short term convertible notes (continued)

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a AConversion@) all or any part of the Conversion Eligible Outstanding Balance into shares (AConversion Shares@) of fully paid and non-assessable common stock, $0.0001 par value per share (ACommon Stock@), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount@) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the AConversion Price@) for each Conversion shall be equal to 61% (the AConversion Factor@) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $54,651 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at June 15, 2017, $17 with the conversion price of $10.40; Bond equivalent yield rate 1.11%.

On December 15, 2017, the Company issued 10,127 shares of common stock upon conversion of $8,000 of Note 7. On December 20, 2017, the Company issued 16,438 shares of common stock upon conversion of $12,000 of Note 7.

On January 30, 2018, the Company issued 25,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On January 31, 2018, the Company issued 25,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On February 5, 2018, the Company issued 25,392 shares of common stock upon conversion of Note 7 principal in the amount of $9,395. On February 6, 2018, the Company issued 25,387 shares of common stock upon conversion of Note 7 principal in the amount of $7,870. On February 12, 2018, the Company issued 25,339 shares of common stock upon conversion of Note 7 principal in the amount of $6,955. On March 16, 2018, the Company issued 12,000 shares of common stock upon conversion of Note 7 principal and accrued interest in the amount of $2,880. At December 31, 2018, the balance of this note was $0.

NOTE 8: On August 31, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $30,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a AConversion@) all or any part of the Conversion Eligible Outstanding Balance into shares (AConversion Shares@) of fully paid and non-assessable common stock, $0.0001 par value per share (ACommon Stock@), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount@) divided by the Conversion Price (as defined below).

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

b) Short term convertible notes (continued)

Subject to the adjustments set forth herein, the conversion price (the AConversion Price@) for each Conversion shall be equal to 60% (the AConversion Factor@) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion. Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, $2.80 with the conversion price of $1.80; Bond equivalent yield rate 1.08%. At December 31, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at December 31, 2018 $0.10 with the conversion price of $0.054; Bond equivalent yield rate 2.44%. The principal and interest balance was $33,966 and the unamortized balance was $0 at December 31, 2018.

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

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a AConversion@) all or any part of the Conversion Eligible Outstanding Balance into shares (AConversion Shares@) of fully paid and non-assessable common stock, $0.0001 par value per share (ACommon Stock@), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount@) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the AConversion Price@) for each Conversion shall be equal to 61% (the AConversion Factor@) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $41,119 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 1.00; Stock price at October 18, 2017, $2.80 with the conversion price of $1.40; Bond equivalent yield rate 0.99%.

On May 1, 2018, the Company issued 78,833 shares of common stock upon conversion of Note 9 principal in the amount of $4,730. On May 1, 2018, the Company issued 49,833 shares of common stock upon conversion of Note 9 principal in the amount of $2,990. On May 3, 2018, the Company issued 53,833 shares of common stock upon conversion of Note 9 principal in the amount of $3,230. On May 8, 2018, the Company issued 58,667 shares of common stock upon conversion of Note 9 principal in the amount of $3,520. On May 11, 2018, the Company issued 53,833 shares of common stock upon conversion of Note 9 principal in the amount of $6,460. On May 22, 2018, the Company issued 88,500 shares of common stock upon conversion of Note 9 principal in the amount of $10,620. On May 25, 2018, the Company issued 71,000 shares of common stock upon conversion of Note 9 principal in the amount of $8,520.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES (continued)

b) Short term convertible notes (continued)

On June 11, 2018, the Company issued 60,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600. On June 12, 2018, the Company issued 41,500 shares of common stock upon conversion of Note 9 principal in the amount of $2,490, which was $870 greater than the then remaining note and accrued interest balance, therefore 14,500 shares were issued in excess. On June 13, 2018, the Company issued 60,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600, which was $3,600 greater than the then remaining note and accrued interest balance, therefore 60,000 shares were issued in excess. On June 14, 2018, the Company issued 41,445 shares of common stock upon conversion of Note 9 principal in the amount of $2,487, which was $2,487 greater than the then remaining note and accrued interest balance, therefore 41,445 shares were issued in excess. On June 18, 2018, the Company issued 5,167 shares of common stock upon conversion of Note 9 accrued interest in the amount of $310, which was $310 greater than the then remaining note and accrued interest balance, therefore 5,167 shares were issued in excess. The Company has instructed the lender to either return the 133,611 excess shares or remit $7,267 in cash to the Company (par value of the excess shares). At December 31, 2018, the Company has recorded an impairment reserve for this receivable balance. The principal and interest was $0 and the unamortized discounts at December 31, 2018 totaled $0.

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

NOTE 10: On March 19, 2018, pursuant to a securities purchase agreement and a one year convertible promissory note for $16,500 the Company received $16,000. In addition, the Company is required to pay $500 of the lender’s legal fees which were withheld from the funds provided. This note carries a 14% interest rate, with all interest due at maturity.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a AConversion@) all or any part of the Conversion Eligible Outstanding Balance into shares (AConversion Shares@) of fully paid and non-assessable common stock, $0.0001 par value per share (ACommon Stock@), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the AConversion Amount@) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the AConversion Price@) for each Conversion shall be equal to 61% (the AConversion Factor@) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option will be recorded as a derivative liability.

At December 31, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.0; Stock price at December 31, 2018 $0.10 with the conversion price of $0.054; Bond equivalent yield rate 2.44%. The principal and interest balance was $18,220 and the unamortized balance was $0 at December 31, 2018. This note was in default at December 31, 2018.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(8) SHORT TERM LOAN - RELATED PARTY

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At December 31, 2018, this loan balance is $6,362.

During 2018, the CEO advanced $22,182 to the Company under an undocumented advance which carries no interest and has no stated maturity. The Company has repaid $22,386 of this advance. At December 31, 2018, this advance balance is a receivable of $204.

The net due to the CEO at December 31, 2018 from 2017 and 2018 activity above is $6,158.

As a result of the September 5, 2017, conversion of accrued liability due to a former third party consultant for 192,000 shares of common stock this third party consultant became a related party. Convertible Note 6 discussed in Note 7b) is owed to this party. The total amount owed net of discount was $18,048 at December 31, 2018. This party is also the recipient of the shares discussed in Note 9a)

(9) LONG TERM DEBT

In April 2017 the Company entered into a six year loan in the amount of $35,000 to purchase the Suzuki outboard engines for the Luxuria I. This loan carries an interest rate of 6.49% with monthly payments. At December 31, 2018 the balance of this loan was $26,766, of which $5,478 is due within one year.

(10) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

At December 31, 2018, the Company had the obligation to issue 1,000 shares of common stock on July 1, 2017 and 1,000 shares on January 1, 2018, under a three year consulting agreement entered into on December 9, 2016. These shares were valued at the market price for shares at the date they were earned.

At December 31, 2018, the Company had the obligation to issue 1,000 shares of common stock on May 22, 2018 under a three month consulting agreement entered into on that date. These shares were valued at the market price for shares at the date they were earned.

At December 31, 2018, the Company had the obligation to issue 6,000 shares of common stock on April 6, 2018 under a consulting agreement entered into in April 2017. These shares were valued at the market price for shares at the date they were earned.

The $5,050 value of these 8,000 shares has been recorded in accrued liabilities at December 31, 2018.

b) Leases

The Company formerly occupied dockage space at a rate of approximately $4,600 per month for the Luxuria I pursuant to an annual lease with Bahia Mar Marina Bay, LLC originally dated May 1, 2017 and renewed May 1, 2018. Bahia Mar and the Company mutually agreed to terminate this lease in October 2018.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(10) COMMITMENTS AND CONTINGENCIES

b) Leases, continued

The Company occupies dockage space for the Luxuria I under a month to month lease. We pay monthly rent of approximately $2,500. We occupy approximately four hundred (400) square feet of office space without charge at the residence of our Chief Executive Officer, President, Treasurer and Director, and our Secretary.

c) Material Contracts and Agreements

On November 1, 2016, as amended in September 2017, the Company entered into a three year employment agreement with its CEO, Robert Rowe. This agreement calls for him to be paid $20,000 per month in cash and for the Company to issue him 10,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $57.70 per share, for a total of $577,700, which was recorded as prepaid officer compensation and will be amortized over the one year vesting period. The agreement allows him to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon conversion the Company recognized a $515,000 conversion loss as additional officer compensation.

On December 9, 2016, we entered into an agreement (the Agreement) with Oceanside Equities, Inc., (Oceanside), a Florida corporation that provides consulting services. Oceanside agreed to provide us with services from December 9, 2016 until December 8, 2019, in exchange for a one time fee of $20,000 in cash; $16,000 per month accrued and payable in either cash or shares of restricted common stock at the Company’s election and 3,100 shares of our restricted common stock, to be issued 1,100 on January 1, 2017, 1,000 issued on July 1, 2017 and 1,000 issued on January 1, 2018. We valued these shares at the market price on the date they were earned which will be recognized over the term of the contract at the rate of 172 shares per month. The agreement allows Oceanside to elect to convert any accrued compensation due him for common stock at a 50% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as consulting fee expense. On September 5, 2017, upon conversion the Company recognized a $480,000 conversion loss as related party professional fees.

On May 19, 2017, as amended in September 2017, the Company entered into a two year consulting agreement with a related party, Ron Rowe II. This agreement calls for him to be paid $8,000 per month in cash and for the Company to issue him 5,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $29 per share, for a total of $145,000, which was recorded as an immediate consulting expense as it was for past services.. The agreement allows the consultant to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon conversion the Company recognized a $120,000 conversion loss as related party professional fees.

d) Common Stock Subscription Agreement

In the last quarter of 2014, as memorialized in May 2015, the Company received a stock subscription agreement from a now former officer and director of the Company for 1,500 shares of common stock in exchange for $250,000 in cash or cash equivalents, such as labor and materials for the construction of the barge bottom, or $167 per share. Through June 30, 2016 this former officer and director has paid $55,000 and received 330 shares, respectively. In August 2016, the Company issued 425 shares of our restricted common stock to this former officer and director in exchange for the construction of the barge bottom for Luxuria I, delivered in February, valued at $70,000, based on a negotiated agreement.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(10) COMMITMENTS AND CONTINGENCIES (continued)

e) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

This party discussed in d) above has not accepted the stock certificate and informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated signed contractual price per share.

(11) STOCKHOLDERS’ DEFICIT

At December 31, 2018 and 2017, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 2,403,311 and 732,953 shares issued and outstanding, respectively (post reverse split). At December 31, 2018 and 2017, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

In December 2016, the Company recorded the issuance of 172 shares of our restricted common stock to be issued on January 1, 2017, as these shares were earned in 2016. They were valued at $13,778.

On January 1, 2017, the Company issued 928 shares of common stock under a consulting agreement. These shares were valued at $70 per share, or $62,834.

On January 12, 2017, the Company issued 100 shares of common stock pursuant to the replacement $100,000 promissory note. These shares were valued at $60 per share, or $6,000, which was recorded as a debt discount and is being amortized over the remaining life of the loan.

On January 18, 2017, the Company issued 200 shares of common stock under a consulting agreement. These shares were valued at $80 per share, or $16,000.

On January 23, 2017, the Company issued 250 shares of common stock under a consulting agreement. These shares were valued at $140 per share, or $33,750.

On March 22, 2017, the Company issued 1,000 shares of common stock to settle $30,000 of the outstanding convertible debt. These shares were valued at $73 per share, or $73,000 based on the quoted trading price, and after relieving the related derivative value, a gain of $3,463 was recorded. (See Note 7b)

On May 4, 2017, the Company issued 75 shares of common stock under a consulting agreement. These shares were valued at $35 per share, or $2,625.

On May 19, 2017, the Company issued 5,000 and 5,000 shares of common stock to the Company’s two officers in exchange for services rendered. These shares were valued at $29 per share, or $145,000 and $145,000.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(11) STOCKHOLDERS’ DEFICIT (continued)

On May 19, 2017, the Company issued 5,000 shares of common stock to the brother of the Company’s CEO in exchange for services rendered. These shares were valued at $29 per share, or $145,000.

On May 25, 2017, the Company issued 4,800 shares of common stock to settle $48,000 of expenses accrued under a consulting agreement. These shares were valued at $13 per share, or $62,400. Accordingly, the Company recorded $14,400 as a loss on accrued expenses settlement.

On June 17, 2017, the Company issued 2,250; 2,250 and 2,250 shares of common stock to three parties to settle an aggregate $13,500 of debt of Convertible Notes 4, 5 and 6. These shares were valued at $2 per share, or $4,500; $4,500 and $4,500. (See Note 7b)

On July 17, 2017 the Company issued 1,000 shares as a loan fee to a third party. These shares were valued at the quoted market price of $15 per share, or $15,000.

On July 18, 2017, the Company issued 2,308 shares of common stock upon conversion of $18,000 of outstanding convertible debt.

On July 18, 2017, the Company issued 5,500 shares of common stock upon conversion of $11,000 of outstanding convertible debt. (See Note 7)

On August 18, 2017, the Company issued 3,800 shares of common stock upon conversion $10,944 of outstanding convertible debt. (See Note 7)

On September 5, 2017, the Company issued 446,000 shares of common stock upon conversion of $223,000 of accrued liabilities to three related parties and recognized a loss of $1,115,000, charging officer compensation $515,000 and related party professional fees $600,000, valuing the shares at the quoted market price was $3 on that date. (See Note 7b)

On October 13, 2017, the Company issued 6,190 shares to convert $8,914 of convertible Note 2 (see Note 7b).

On December 15, 2017, the Company issued 10,127 shares to convert $8,000 of convertible Note 7 (see Note 7b).

On December 18, 2017, the Company issued 166,154 shares to convert $108,000 of accrued expenses and recorded a loss on conversion of $141,231.

On December 20, 2017, the Company issued 16,438 shares to convert $12,000 of convertible Note 7 (see Note 7b). On December 27, 2017, the Company issued 25,000 shares to convert $15,000 of convertible Note 2 (see Note 7b).

In November 2017, the Company became obligated to issue 1,000 shares of common stock in exchange for services under a consulting contract. The Company recorded these shares based on the quoted market price of $2.40, or $2,400 and is amortizing this amount over the term of the contract.

On March 7, 2018, the Company issued 1,000 shares of common stock under a consulting agreement. These shares were valued at $0.20 per share, or $200.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(11) STOCKHOLDERS’ DEFICIT (continued)

On January 30, 2018, the Company issued 41,667 shares of common stock upon conversion of Note 2 principal in the amount of $15,000. On February 6, 2018, the Company issued 50,000 shares of common stock upon conversion of Note 2 principal in the amount of $18,000. On February 12, 2018, the Company issued 50,750 shares of common stock upon conversion of Note 2 principal in the amount of $15,225. On February 19, 2018, the Company issued 95,000 shares of common stock upon conversion of Note 2 principal in the amount of $17,100. On February 23, 2018, the Company issued 93,750 shares of common stock upon conversion of Note 2 principal in the amount of $11,250. On March 2, 2018, the Company issued 95,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 12, 2018, the Company issued 94,500 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 20, 2018, the Company issued 95,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 28, 2018, the Company issued 94,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,280.

On January 30, 2018, the Company issued 25,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On January 31, 2018, the Company issued 25,378 shares of common stock upon conversion of Note 7 principal in the amount of $9,390. On February 5, 2018, the Company issued 25,392 shares of common stock upon conversion of Note 7 principal in the amount of $9,395. On February 6, 2018, the Company issued 25,387 shares of common stock upon conversion of Note 7 principal in the amount of $7,870. On February 12, 2018, the Company issued 25,339 shares of common stock upon conversion of Note 7 principal in the amount of $6,955. On March 16, 2018, the Company issued 12,000 shares of common stock upon conversion of Note 7 principal in the amount of $2,880.

On April 16, 2018, the Company issued 158,000 shares of common stock upon conversion of Note 2 principal in the amount of $9,480. On May 1, 2018, the Company issued 78,833 shares of common stock upon conversion of Note 9 principal in the amount of $4,730. On May 1, 2018, the Company issued 49,833 shares of common stock upon conversion of Note 9 principal in the amount of $2,990. On May 3, 2018, the Company issued 53,833 shares of common stock upon conversion of Note 9 principal in the amount of $3,230. On May 8, 2018, the Company issued 58,667 shares of common stock upon conversion of Note 9 principal in the amount of $3,520. On May 11, 2018, the Company issued 53,833 shares of common stock upon conversion of Note 9 principal in the amount of $6,460. On May 22, 2018, the Company issued 88,500 shares of common stock upon conversion of Note 9 principal in the amount of $10,620. On May 25, 2018, the Company issued 71,000 shares of common stock upon conversion of Note 9 principal in the amount of $8,520. On June 11, 2018, the Company issued 60,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600. On June 12, 2018, the Company issued 41,500 shares of common stock upon conversion of Note 9 principal in the amount of $2,490, which was $870 greater than the then remaining note and accrued interest balance, therefore 14,500 shares were issued in excess. On June 13, 2018, the Company issued 60,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600, which was $3,600 greater than the then remaining note and accrued interest balance, therefore 60,000 shares were issued in excess.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(11) STOCKHOLDERS’ DEFICIT (continued)

On June 14, 2018, the Company issued 41,445 shares of common stock upon conversion of Note 9 principal in the amount of $2,487, which was $2,487 greater than the then remaining note and accrued interest balance, therefore 41,445 shares were issued in excess. On June 18, 2018, the Company issued 5,167 shares of common stock upon conversion of Note 9 accrued interest in the amount of $310, which was $310 greater than the then remaining note and accrued interest balance, therefore 5,167 shares were issued in excess. The Company has instructed the lender to either return the 133,611 excess shares or remit $7,267 in cash to the Company. The lender has refused and the Company wrote this off as a bad debt.

At December 31, 2018 the Company is obligated to issue 1,000 shares, valued at $300, to a consultant under an agreement entered into May 22, 2018.

Valuation of shares issued for services and settlements were based upon the quoted market price on the requisite measurement date.

(12) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founders brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At December 31, 2018 and 2017, the Company had accrued interest of $8,427 and $6,455, respectively.

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor of $3,888 for the net differential resultant therefrom and recorded the related revenue and expenses in the Company’s records.

c) Common stock subscription agreement

In the last quarter 2014 as memorialized in May 2015, the Company received a stock subscription agreement from a now former director of the Company for 1,500 shares of common stock in exchange for $250,000 in cash or cash equivalents, or $167 per share. In 2014 and 2015 this now former director contributed $5,000 and $50,000 and received 30 and 300 shares, respectively. In 2016 he constructed the barge bottom for the Luxuria I and received 425 shares valued at $70,000.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(12) RELATED PARTIES, (continued)

d) Cash expenses paid to related parties during each the years ended December 31, presented is as follows:

	2018	2017
Commissions - daughter of founder	$-	$2,383
Construction management - brother of founder	$-	$28,500
Construction management - nephew of founder	$2,000	$24,000
Professional fees - significant stockholder	$-	$-

e) Common stock issued to related party

On May 19, 2017, the Company issued 5,000 shares of common stock to the brother of the Company’s CEO in exchange for services rendered. These shares were valued at $29 per share, or $145,000.

(13) INCOME TAXES

There was no Federal or State Income Tax expense for the years ended December 31, 2018 and 2017 due to the Company’s net loss.

The Company’s effective income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 21% for 2018 and 34% for 2017 to loss before taxes) as follows:

	2018	2017

Tax (benefit) on net loss before income tax	$(274,244)	$(1,034,495)
Change in federal tax rates	-	191,291
Effect of state taxes (net of federal benefit)	(56,742)	(110,447)
Stock compensation	51	879,051
Loss on extinguishment on debt and debt conversions	65,594	-
Debt premiums	50,610	142,085
Derivatives	1,038	(87,769)
Change in valuation allowance	213,693	20,284
Income tax provision	$-	$-

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(13) INCOME TAXES (continued)

The components of net deferred tax assets and liabilities that have been presented in the Company’s financial statements are as follows at December 31:

	2018	2017
Deferred income tax assets:
Net operating loss carryforward	$608,342	$394,649
Accrued wages	-	-
Total deferred tax assets	608,342	394,649

Valuation allowance	(608,342)	(394,649)

Net deferred taxes	$-	$-

The Company records a valuation allowance to reduce deferred tax assets, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. The Company recorded a valuation allowance of $608,342 and $394,649 in 2018 and 2017, respectively.

At December 31, 2018, the Company has a net operating loss carryforward from prior years of $1,557,109 available to offset future net income through 2037 and $843,136 that may be carried forward indefinitely subject to IRS defined annual usage limitations. The utilization of the net operating loss carryforward is dependent on the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

In accordance with the provisions of ASC 740: Income Taxes, the Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2018, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (Act). The Act makes significant modifications to the provisions of the Internal Revenue Code, including but not limited to, a corporate tax rate decrease to 21% effective as of January 1, 2018. The Company’s net deferred tax assets and liabilities have been revalued at the newly enacted U.S. Corporate rate in the year of enactment. The adjustment related to the revaluation of the deferred tax asset and liability balances is a net charge of approximately $4.1 million. This expense is fully offset by a change in valuation allowance. Accordingly, there is no impact on income tax expense as of December 31, 2017.

As of December 31, 2018, the tax years 2017, 2016, 2015 and 2014 for the LLC and 2017, 2016 and 2015 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(14) CONCENTRATIONS OF RISK

The Company has only one revenue producing asset at December 31, 2018, the Luxuria I floating vessel, and that asset is located in Ft Lauderdale, FL. The rental season at this location is generally year round. The Company primarily utilizes two booking agents to schedule bookings from customers and collect the revenue. If required the Company believes it could obtain bookings through an alternative provider. In October 2018, the Company relocated the Luxuria I to dockage which had a higher visibility to passing traffic, both marine as automotive, however it was prohibited from renting the vessel at this location.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at December 31, 2018 and 2017, respectively.

(15) SUBSEQUENT EVENTS

a) Short Term Debt and Short Term Convertible Notes

In March 2019, the lender of Note 2 in each category (with a combined total due of $947,840) agreed to a global settlement of $600,000 upon the closing of the sale of the Luxuria I and $70,000 due six months thereafter. The lender agreed to forgive the $277,840 balance. Upon the payment of the second tranche the Company will record a gain on debt settlement of $277,840 plus a gain on the embedded derivative value of $306,400.

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $728. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $936.

b) Short Term Convertible Notes

In March 2019, a third party effectively loaned the requisite funds to the Company by paying off NOTE 10 in full, (see Note 15 d)).

c) Fixed Asset Held for Sale

In March 2019, the Company entered into a binding agreement to sell the Luxuria I to a third party for $750,000. The Company expects to net $675,000 from this sale after paying a brokerage fee of $75,000. The Company expects to record a gain of approximately $116,327 upon the closing of this sale. This transaction is scheduled to close on or before April 24, 2019.

d) Short Term Notes

A former related party loaned the Company $105,000 on March 25, 2019. These funds included the funds to pay off the short-term convertible note discussed in Note 15 b). This note is payable $50,000 at the closing of the sale of the Luxuria I, but no later than May 20, 2019, and $60,500, including $5,500 in interest, on maturity date, October 25, 2019. This Note is collateralized by the preferred stock held by the Company’s CEO, 50% of which will be released at each payment thereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2018, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2018. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Material Weakness Identified

The Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise and lack of monitoring controls necessary for an effective system of internal control. Additionally, certain IT controls have not been developed nor adhered to. Because of the size of the Company and the Company’s administrative staff, as well as other reasons noted above, controls related to the segregation of certain duties, and additionally, controls and processes involving the communication, dissemination, and disclosure of information, and monitoring controls have not been developed and the Company has not been able to adhere to them. Furthermore, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers, and directors. Since these entity level programs have a pervasive effect across the organization, as well as other deficiencies, management has determined that these circumstances constitute a material weakness. Additionally, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Robert Rowe	69	Chief Executive Officer, President, Treasurer Acting Chief Financial Officer and Principal Accounting Officer and Director
Leah Rowe	59	Secretary

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

Mrs. Rowe obtained an Associate’s degree in Business Management from North Shore Community College in June of 1991.

Leah Rowe spends approximately fifteen (15) hours per week on our business. As our secretary, Ms. Rowe provides her experience in business management.

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

Other than as set forth above, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time,

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

●	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

●	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Business Conduct and Ethics

We do not have any standing audit, nominating, and compensation committees of the board of directors, or committees performing similar functions. We do not currently have a Code of Ethics applicable to our principal executive, financial, or accounting officer. All Board actions have been taken by Written Action rather than formal meetings.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities for the years ending December 31, 2018 and 2017.

Name and Principal	Year Ended	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Dec 31	($)		($)	($)	($)	($)	($)	($)	($)

Robert Rowe, CEO, CFO (1)(2)	2018	240,000		-	-	-	-	-	-	240,000
	2017	279,465	(1)	-	144,500 plus 515,000 conversion loss	-	-	-	-	938,965
Leah Rowe, Secretary	2018	31,200		-	-	-	-	-	-	31,200
	2017	30,600		-	144,500	-	-	-	-	175,600

(1) For the year ended December 31, 2017, Robert Rowe received $140,465 in cash compensation and $139,000 in stock in lieu of additional cash compensation owed under his employment agreement.

(2) For the year ended December 31, 2018, Robert Rowe received $93,300 in cash compensation.

Employment Agreements with Management

On May 11, 2015, we entered into an agreement with Robert Rowe, our Chief Executive Officer, President, Treasurer and Director, to provide services to us. The agreement has a term of three (3) years and requires us to pay $1,700 per week to Mr. Rowe for his services as our Chief Executive Officer, President, Treasurer and Director. On November 1, 2016, amended on August 30, 2017, this agreement was replaced with a new three (3) year employment agreement and requires us to pay $20,000 per month to Mr. Rowe for his services as our Chief Executive Officer, President, Treasurer and Director, which allows for the conversion of his accrued salary into common stock at a 40% discount to the then market price. On September 5, 2017, the Company issued 55,385 shares of common stock for $515,000 compensation.

On May 11, 2015, we entered into an agreement with Leah Rowe, spouse of Robert Rowe, our Secretary, to provide services to us. The agreement has a term of three (3) years and requires us to pay $600 per month to Ms. Rowe for her services as our Secretary. On November 1, 2016, this agreement was replaced with a new three (3) year employment agreement and requires us to pay $2,400 per month to Ms. Rowe for her services as our Secretary.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 15, 2019, we had 2,901,291 common shares outstanding. The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 15, 2019, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
Common Stock	Direct	Indirect		Total		Percentage of Class (1)
Name and Address of Beneficial Owner
Executive Officers and Directors
Robert Rowe (2)	280,755	5,100	(2)	285,855	(2)	9.7%
Leah Rowe (2)	5,100	280,755	(2)	285,855	(2)	9.7%
Officers and Directors as a Group				285,855		9.7%

Other 5% Holders
Oceanside Equities	265,847	0		265,847		9.2%

Series A Preferred Stock (3)
Robert Rowe 100%	1,000,000	0		1,000,000		100%

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

(2) Robert Rowe, our Chief Executive Officer, President, Treasurer and Director holds 280,755 shares directly and 5,100 shares indirectly which are held by his spouse, Leah Rowe, our Secretary. Leah Rowe, our Secretary holds 5,100 directly and 280,755 shares indirectly which are held by her spouse, Robert Rowe, our Chief Executive Officer, President, Treasurer and Director.

(3) The Redeemable Series A Preferred Stock has voting rights equal to 1,000 votes of common for each preferred share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2016, we issued 1,000 shares of Redeemable Series A preferred stock to Robert Rowe, our Chief Executive Officer, President, Treasurer and Director valued at their redemption value of $1,000 for services.

In August 2016, the Company issued 200 shares of our restricted common stock to a related party consultant and principal stockholder in exchange for $20,000 of cash.

In August 2016, the Company issued 425 shares of our restricted common stock to a former officer and director in exchange for the construction of the barge bottom for Luxuria I, delivered in February, valued at $70,000.

On November 1, 2016, we issued 10,000 common shares to Robert Rowe, our CEO. We valued these shares at $57.70 per share or an aggregate of $577,700, for future services under a three-year employment agreement.

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36-month term. At December 31, 2018, this note balance is $6,362.

On May 19, 2017, the Company entered into a consulting agreement with Ronald Rowe II, the nephew of the Company’s CEO. The agreement calls for compensation at the rate of $8,000 per month. Additionally, Ronald Rowe II was issued 5,000 shares of the Company’s common stock as a bonus. These shares were valued at $29 per share, or $145,000. The agreement with was amended on Augusts 30, 2017. Additionally, he was issued 48,000 shares on September 6, 2017 and 36,923 shares on December 8, 2017.

On May 19, 2017, the Company issued 5,000 shares of common stock to the nephew of the Company’s CEO in exchange for services rendered. These shares were valued at $29 per share, or $145,000.

On September 5, 2017, the Company issued 446,000 shares of common stock upon conversion of $223,000 of accrued liabilities to three related parties.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the last two fiscal years or in any proposed transaction to which we are proposed to be a party:

●	Any of our directors or officers;
●	Any proposed nominee for election as our director;
●	Any person who beneficially owns, directly or indirectly, shares carrying more than ten percent (10%) of the voting rights attached to our shares; or
●	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in 2018 and 2017 were approved by the Board of Directors. The following table shows the fees for the years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees (1)	$33,000	$29,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

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

(3) Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2018 or 2017.

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

3. Exhibit Index as set forth below.

(b)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference (Form)	Date	Filed Herewith

3.1	Certificate of Incorporation	S-1 Exhibit 3.1	7/10/15
3.2	By-Laws	S-1 Exhibit 3.2	7/10/15
10.1	Employment Agreement Robert Rowe	S-1 Exhibit 10.1	7/10/15
10.2	Employment Agreement Leah Rowe	S-1 Exhibit 10.2	7/10/15
10.3	Promissory Note Global Boatworks LLC & Financial Innovators Corp	S-1 Exhibit 10.3	7/10/15
10.4	Agreement Between Global Boatworks Holdings Inc & Global Boatworks LLC	S-1 Exhibit 10.4	7/10/15
10.5	Agreement with Oceanside Equities	S-1 Exhibit 10.5	7/10/15
10.7	Agreement with Flagship Marine Bay LLC	S-1 Exhibit 10.7	8/7/15
10.8	Invoice Carlos Vilaca & Associates	S-1 Exhibit 10.8	8/7/15
10.9	Invoice Senator Group LLC	S-1 Exhibit 10.9	8/7/15
10.10	Richi Bramos Promissory Note	S-1 Exhibit 10.10	8/7/15
10.13	December 9, 2016, Oceanside Equity Consulting Agreement	10-K	4/30/18
10.14	Securities Purchase Agreement with St George Investments, LLC, dated January 5, 2017	10-K	4/30/18
10.15	10% Convertible Promissory Note dated April 15, 2017	10-K	4/30/18
10.16	Ronald Rowe II Consulting Agreement	10-K	4/30/18
10.17	$50,000 Loan Agreement dated July 17, 2017	10-K	4/30/18
10.18	10% Convertible Promissory Note Dated August 31, 2017	10-K	4/30/18
10.19	Convertible Promissory Note for $43,000	10-K	4/30/18
10.20	$43,000 Note Purchase Agreement dated October 6, 2017	10-K	4/30/18
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended			X
32.1	Certification Pursuant to 18 U.S.C. Section 1350			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Boatworks Holdings, Inc.

Date: April 16, 2019

	By:	/s/ Robert Rowe
Robert Rowe
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2019

	By:	/s/ Robert Rowe
Robert Rowe
Chief Executive Officer

Date: April 16, 2019

	By:	/s/ Robert Rowe
Robert Rowe
Chief Financial Officer

