Form 10-Q
period 2019-03-31
Global Boatworks Holdings, Inc.
filed 2019-05-17
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2019

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [  ] No [X]

As of May 14, 2019, we had 2,901,311 shares of common stock outstanding.

2

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,599	$961
Short-term loan to stockholder, net of reserve of $30,000 and $30,000	-	-
Prepaid expenses	1,886	6,760
Total current assets	12,485	7,721
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessel held for sale, net of depreciation of $118,506 and $101,577	558,674	575,603
PROPERTY AND EQUIPMENT - OTHER
Other, net of depreciation of $3,585 and $3,060	2,710	3,235
Architectural plans, net of $5,472 and $5,016 amortization	7,295	7,751
Net property and equipment	568,679	586,589
Total Assets	$581,164	$594,310
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$183,274	$217,349
Accrued liabilities	625,278	511,023
Short-term loan from related parties	10,368	6,158
Short-term loans	842,813	723,313
Short-term convertible notes, net of discounts	408,515	426,393
Fair value of derivative liability	254,845	349,107
Current portion of long term debt	5,569	5,478
Due to related party predecessor	3,888	3,888
Total current liabilities	2,334,550	2,242,709
LONG TERM LIABILITIES
Long term debt to third party	19,861	21,288
Note Payable and accrued interest for the vessel - related party	108,920	108,427
Total long term liabilities	128,781	129,715
Total Liabilities	2,463,331	2,372,424
Commitments and Contingencies (note 10)
Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively ($1,000 redemption value)	1,000	1,000
STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 2,901,311 and 2,403,311 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	290	240
Additional paid-in capital	4,175,726	4,174,111
Accumulated deficit	(6,059,183)	(5,953,465)
Total stockholders’ deficit	(1,883,167)	(1,779,114)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$581,164	$594,310

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

Three Months Ended March 31,

(unaudited)

	2019	2018
REVENUES
Rental revenue	$-	$11,244

Total revenues	-	11,244

OPERATING EXPENSES
Cost of revenues, excluding depreciation shown below	3,874	22,036
General and administrative	72,604	77,898
Depreciation and amortization	17,910	17,910
Professional fees - related parties	72,000	48,000
Professional fees	13,540	19,623

Total operating expenses	179,928	185,467

Loss from operations	(179,928)	(174,223)

Other income (expense)
Interest expense	(11,457)	(84,143)
Loss on extinguishment of debt, debt conversions and repayments, net	(6,930)	(124,011)
Change in fair value of derivative liability	92,597	73,869

Total other income (expense)	74,210	(134,285)

Net loss	$(105,718)	$(308,508)

Loss per weighted average common share	$(0.04)	$(0.30)

Number of weighted average common shares outstanding - Basic and Diluted	2,688,311	1,044,961

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months ended March 31, 2019

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2018	-	$-	2,403,311	$240	$4,174,111	$(5,953,465)	$(1,779,114)

Shares issued upon debt conversion	-	-	498,000	50	1,615	-	1,665
Net loss, three months ended March 31, 2019	-	-	-	-	-	(105,718)	(105,718)

Balance, March 31, 2019 (unaudited)	-	$-	2,901,311	$290	$4,175,726	$(6,059,183)	$(1,883,167)

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months ended March 31, 2018

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2017	-	$-	732,953	$73	$3,644,008	$(4,647,540)	$(1,003,459)

Shares issued for services	-	-	1,000	1	199	-	200
Shares issued upon debt conversion	-	-	848,541	84	327,193	-	327,277
Net loss, three months ended March 31, 2018	-	-	-	-	-	(308,508)	(308,508)

Balance, March 31, 2018 (unaudited)	-	$-	1,582,494	$158	$3,971,400	$(4,956,048)	$(984,490)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31,

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105,718)	$(308,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	(92,597)	(73,869)
Gain on extinguishment of debt	(1,664)	-
Loss on conversion or repayment of debt	8,594	124,011
Common stock issued for services	-	200
Accrued rental fee capitalized in note balance	-	1,761
Depreciation and amortization	17,910	17,910
Amortization of debt discounts, prepaid interest and OID	-	70,069
Changes in operating assets and liabilities
Decrease in prepaid expenses	4,874	4,250
Increase in accounts payable and accrued liabilities	71,008	94,422
Increase in deferred revenue	-	2,309
Increase in accrued interest expense	7,576	11,390

Net cash used in operating activities	(90,017)	(56,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advances	7,479	11,200
Proceeds from third party loans	115,000	47,820
Loan repayments	(19,556)	(1,251)
Short term loan - related party repayments	(3,268)	(2,040)

Net cash provided by financing activities	99,655	55,729

Net increase (decrease) in cash	9,638	(326)

CASH, beginning of period	961	1,107

CASH, end of period	$10,599	$781
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$3,881	$7,111
Income tax paid in cash	$-	$-

Non-Cash Investing and Financing Activities:
Discounts recorded on notes payable	$-	$16,500
Conversion of debt to common stock	$1,665	$327,277
Interest charges for loan extensions	$-	$21,427

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (the Company, Successor or Global), was formed on May 11, 2015, under the laws of the State of Florida. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (LLC) which was formed on June 16, 2014, under the laws of the State of Florida. The Company’s business activities to date have primarily consisted of the formation and implementation of a business plan for building luxury floating vessels on a barge bottom, the rental activities relating to the vessels, the sale of the Miss Leah, the construction of a new vessel, the Luxuria I and the rental activities of and marketing for sale of the Luxuria I.

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

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in these consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes filed in Form 10-K filed on April 16, 2019 with the U.S. Securities and Exchange Commission.

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

(Information as to the three months ended March 31, 2019 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit, accumulated deficit and stockholder’s deficit of $2,322,065; $6,059,183 and $1,883,167 (unaudited) at March 31, 2019. The Company had a net loss of $105,718 and used cash of $90,017 in operating activities in the three months ended March 31, 2019 (unaudited). In addition, the Company is in default of six of its notes payable. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The Company is expected to have ongoing expenses as a result of being a publicly held company and constructing new vessels without immediate increases in revenues as the Company continues to implement its plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessels. The Company is seeking to raise sufficient equity capital to enable it to pay off its existing debt. The Luxuria I was sold on April 24, 2019, (See Note 14b). The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at March 31, 2019.

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

(Information as to the three months ended March 31, 2019 is unaudited)

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2019 (unaudited) and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2019	December 31, 2018
	(unaudited)
Level 3 - Derivative Liability	$254,845	$349,107

Changes in Level 3 assets measured at fair value for the quarter ended March 31, 2019 (unaudited) were as follows:

Balance, December 31, 2018	$349,107
Amortization to gain on extinguishment upon conversion or repayment	(1,665)
Gain on change in fair value of derivative liability	(92,597)
Balance, March 31, 2019 (unaudited)	$254,845

f) Revenue recognition

The Company adopted ASC 606 Revenues from Contracts with Customers on January 1, 2018. There was no cumulative effect adjustment upon this adoption.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

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

The Company adopted ASU 2018-07 on January 1, 2019 and accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718. The Company used the modified prospective method of adoption. There was no cumulative effect of adoption on January 1, 2019.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

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

As of March 31, 2019 tax years 2015, 2016 and 2017 for the LLC and 2015, 2016 and 2017 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

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

k) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 59,584,413 common stock equivalents at March 31, 2019 (unaudited).

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted Part 1 “accounting for certain financial instruments with down round features” effective January 1, 2019.  There was no cumulative effect adjustment upon this adoption.

m) Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: Lease (Topic 842) whereby lessees need to recognize almost all leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method. As a part of our policy, we have chosen to exclude leases with a lease term of one year or less. Accordingly, we have no leases over one year and thus the adoption of this standard did not have any effect on the accompanying consolidated financial statements.

n) Recent accounting pronouncements

Certain FASB Accounting Standard Updates (ASU) that are not effective until after March 31, 2019 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

0) Reclassifications

Certain reclassifications have been made on prior period balances to conform to the current year presentation. Regarding the December 31, 2018 balance sheet, $18,048 was reclassified from Short-term convertible notes related party to Short-term convertible notes as the lender is no longer a related party. Additionally, regarding the December 31, 2018 balance sheet, $511,023 was moved from Accounts payable and Accrued liabilities to a separate account titled Accrued liabilities. These reclassifications had no impact on net loss, shareholders’ deficit or cash flows as previously reported.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

(4) PROPERTY AND EQUIPMENT

Property and Equipment held for sale consists of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Luxuria I floating vessel	$677,180	$677,180
Less: accumulated depreciation	(118,506)	(101,577)
Total P&E held for sale	$558,674	$575,603

On June 30, 2017, the Company transferred the Luxuria I, a two story luxury floating living vessel in the South Florida architectural style, built on a barge platform, from construction in progress to fixed assets as it is complete. The Company has the Luxuria I available for either vacation rental or outright sale. As long as it is available for vacation rental the Company will record depreciation over a 20 year period. Depreciation expense for the three months ended March 31, 2019 was $16,929.

Property and Equipment, other consists of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Architectural plans	$12,766	$12,766
Furniture and equipment	6,296	6,296
Less: accumulated amortization and depreciation	(9,057)	(8,076)
Total P&E	$10,005	$10,986

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and is amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the three months ended March 31, 2019 and 2018, was $456 and $456, respectively.

For property and equipment- other, depreciation expense for the three months ended March 31, 2019 and 2018 was $525 and $525, respectively.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

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

The terms of this acquisition were for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000 in 2014. Outstanding principal and interest totaled $108,920 at March 31, 2019 (unaudited).

(6) ACCRUED EXPENSES

The major components of accrued expenses are:

	March 31, 2019	December 31, 2018
Accrued officer pay	$221,685	$178,485
Accrued professional fees - related party	121,905	97,905
Accrued professional fees - third party	256,000	208,000
Other	25,688	26,633
Total accrued expenses	$625,278	$511,023

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Note 1	$-	$-
Note 2	632,782	632,782
Note 3	94,500	90,000
Note 4	531	531
Note 5	10,000	-
Note 6	105,000	-
Less: unamortized debt discounts	-	-
Total short term notes, net	$842,813	$723,313

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

The $100,000 remaining balance of the original note was renegotiated into a new note on December 5, 2016 which matured on July 15, 2017. This new note carries interest at a rate of 16.8% which was payable in cash monthly. The Company paid $14,443 in interest during the year ended December 31, 2017. This new note required the Company to issue 100 shares which were valued at $6,000 which was recorded as a discount to be amortized over the remaining life of the note. The remaining note balance and unamortized discount balance at December 31, 2017, is $40,000 (see following assignments) and $0. The $40,000 balance of Note 1 matured on July 15, 2017. In an amendment dated December 7, 2018, as stated below this note balance was combined with Note 3.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

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

On July 3, 2018, August 2, 2018 and September 14, 2018 $27,500, $27,500 and $27,500 was extended to the Company as a draw on this note, including $2,500, $2,500 and $2,500 OID. On July 6, 2018, the lender agreed to extend this note for an additional three month period for an extension fee of $14,613. On October 19, 2018, and November 21, 2018 $27,500 and $27,500 was extended to the Company as a draw on this note, including $2,500 and $2,500 OID. On October 6, 2018, the lender agreed to extend this note for an additional one month period for an extension fee of $5,667. At March 31, 2019, the balance of this note and the unamortized discount is $629,394 and $0, respectively.

This note requires a partial prepayment if and when the Company sells the Luxuria I and Luxuria II, upon the receipt of which the lender has agreed to release the security interest in the vessels. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II. If the Company rents/leases either the Luxuria I or II, then the prepayment is 20% of the gross rental revenue. The balance owed for rental revenue at March 31, 2019 is $3,388 and is included in the note balance.

NOTE 3: On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $15 per share based on the quoted market price which was recorded as a debt discount and was amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable at maturity of July 17, 2018. The $40,000 balance of Note 1 matured on July 15, 2017. On December 7, 2018, notes 1 and 3 were combined into Note 3. The unamortized balance of the discount is $0 at March 31, 2019. Total unpaid principal and interest is $94,500 at March 31, 2019, which includes $4,500 in accrued interest.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

a) Short term notes, (continued)

NOTE 4: On April 18, 2018, the Company entered into an eight month financing of the $14,450 Luxuria I annual insurance premium. The balance at March 31, 2019 was $531.

NOTE 5: On March 4, 2019, a third party individual loaned the Company $10,000 on an undocumented basis with no stated interest or maturity Terms.

NOTE 6: On March 25, 2019, a third party stockholder loaned the Company $105,000. This note is collateralized with the 1,000 shares of super voting preferred stock held by the Company’s CEO. $50,000 of this note is payable on or before May 20, 2019 with the balance of $55,000 plus $10,000 in interest due on or before October 25, 2019. 500 shares of the super voting preferred stock will be released as collateral at each payment.

b) Short term convertible notes

Short term convertible debt including accrued interest was, as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Convertible note 1	$-	$-
Convertible note 2	313,393	315,056
Convertible note 3	17,959	17,581
Convertible note 4	12,011	11,761
Convertible note 5	12,011	11,761
Convertible note 6	18,435	18,048
Convertible note 7	34,706	33,966
Convertible note 8	-	18,220
Less: unamortized debt discounts	-	-
Total convertible notes, net	$408,515	$426,393

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

Also, the Company was required to issue 100 shares of restricted common stock which was valued at $100 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note required a $200,000 partial prepayment if and when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carries an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

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

The total note is convertible into common stock upon an event of default as follows:

Lender has the right at any time following an Event of Default, at its election, to convert (each instance of conversion is referred to herein as a Conversion) all or any part of the Conversion Eligible Outstanding Balance into shares (Conversion Shares) of fully paid and non-assessable common stock, $0.0001 par value per share (Common Stock), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the Conversion Amount) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the Conversion Price) for each Conversion shall be equal to 60% (the Conversion Factor) multiplied by the lowest Closing Bid Price in the twenty (20) Trading Days immediately preceding the applicable Conversion. Additionally, if at any time after the Effective Date, the Conversion Shares are not DTC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future Conversions. Finally, in addition to the Default Effect, if any Major Default occurs after the Effective Date (other than an Event of Default for failure to pay the Conversion Eligible Outstanding Balance on the Maturity Date), the Conversion Factor shall automatically be reduced for all future Conversions by an additional 5% for each of the first three (3) Major Defaults that occur after the Effective Date (for the avoidance of doubt, each occurrence of any Major Default shall be deemed to be a separate occurrence for purposes of the foregoing reductions in Conversion Factor, even if the same Major Default occurs three (3) separate times). For example, the first time the Conversion Shares are not DTC Eligible, the Conversion Factor for future Conversions thereafter will be reduced from 60% to 55% for purposes of this example. If, thereafter, there are three (3) separate occurrences of a Major Default pursuant to Section 4.1(a), then for purposes of this example the Conversion Factor would be reduced by 5% for the first such occurrence, and so on for each of the second and third occurrences of such Major Default.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been bifurcated and recorded as a derivative liability at an initial fair value of $378,624 with $217,500 recorded as a debt discount and $161,124 as a derivative expense. The October 5, 2016 draw resulted in an initial fair value of $113,616 with $92,000 recorded as a debt discount and $21,616 as a derivative expense. The November 3, 2016 draw resulted in an initial fair value of $190,356 with $150,000 recorded as a debt discount and $40,356 as a derivative expense. The valuation method utilized during 2017 was the Black-Scholes model with the following range of assumptions: Expected life in years 0.10; the conversion price of $0.54; Bond equivalent yield rate 1.28%.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

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

In May 2017, the lender bifurcated the original note, which had a then remaining balance of $598,300, into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 is collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. At March 31, 2019, the unamortized balance of the extension fee is $0.

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

(Information as to the three months ended March 31, 2019 is unaudited)

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

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $729. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $936. At March 31, 2019, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.0001; Stock price at March 31, 2019 $0.01 with the conversion price of $0.006; Bond equivalent yield rate 2.41%. At March 31, 2019 the balance was $313,393 and the unamortized discount was $0.

NOTE 3: On April 15, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $15,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a Conversion) all or any part of the Conversion Eligible Outstanding Balance into shares (Conversion Shares) of fully paid and non-assessable common stock, $0.0001 par value per share (Common Stock), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the Conversion Amount) divided by the Conversion Price (as defined below). Subject to the adjustments set forth herein, the conversion price (the Conversion Price) for each Conversion shall be equal to 60% (the Conversion Factor) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, $25 with the conversion price of $15; Bond equivalent yield rate 0.92%. At March 31, 2019, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.00010; Stock price at March 31, 2019 $0.01 with the conversion price of $0.006; Bond equivalent yield rate 2.41%. The principal and interest balance was $17,959 and the unamortized discount balance was $0 at March 31, 2019.The note is currently in default.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

NOTES 4, 5 AND 6: On May 17, 2017, as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party, and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $2 per share, with a maturity date of May 16, 2018. This was treated as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note and will be amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750 shares in June 2017. On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes in exchange for 5,500 shares. In September 2017, the Company modified the conversion rate of these notes to $0.50 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. At March 31, 2019, the total principal and interest under these notes was $42,457 and the unamortized discounts were $0.

NOTE 7: On August 31, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $30,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a Conversion) all or any part of the Conversion Eligible Outstanding Balance into shares (Conversion Shares) of fully paid and non-assessable common stock, $0.0001 par value per share (Common Stock), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the Conversion Amount) divided by the Conversion Price (as defined below). Subject to the adjustments set forth herein, the conversion price (the Conversion Price) for each Conversion shall be equal to 80% (the Conversion Factor) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion. Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, $2.80 with the conversion price of $1.80; Bond equivalent yield rate 1.08%. At March 31, 2019, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.0001; Stock price at March 31, 2019 $0.01 with the conversion price of $0.006; Bond equivalent yield rate 2.41%. The principal and interest balance was $34,706 at March 31, 2019.

NOTE 8: On March 19, 2018, pursuant to a securities purchase agreement and a nine month convertible promissory note for $16,500 the Company received $16,000, net of $500 of the lender’s legal fees which was withheld from the funds provided. This note carries a 14% interest rate, with all interest due at maturity.

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

(Information as to the three months ended March 31, 2019 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 61% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the ten (10) Trading Days immediately preceding the applicable Conversion.

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $41,119 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 1.00; Stock price at March 20, 2018, $0.40 with the conversion price of $0.122; Bond equivalent yield rate 1.76%.

This note was paid in cash on March 27, 2019, and the Company recorded a loss on repayment of the debt of $8,594. The principal and interest was $0 at March 31, 2019.

(8) SHORT TERM LOANS - RELATED PARTY

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At March 31, 2019, this note balance is $4,104, as $2,258 was repaid during the three months ended March 31, 2019.

During the first quarter 2019, the CEO advanced $7,479 to the Company, and was repaid $1,010, under an undocumented advance which carries no interest and has no stated maturity. At March 31, 2019, this note balance is $6,264

(9) LONG TERM DEBT

In April 2017 the Company entered into a six year loan in the amount of $35,000 to purchase the Suzuki outboard engines for the Luxuria I. This loan carries an interest rate of 6.49% with monthly payments. At March 31, 2019 the balance of this loan was $25,430, of which $5,569 is due within one year.

(10) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

At March 31, 2019, the Company had the obligation to issue 1,000 shares of common stock on July 1, 2017 and 1,000 shares on January 1, 2018, under a three year consulting agreement entered into on December 9, 2016. These shares were valued at the market price for shares at the date they are earned.

At March 31, 2019, the Company had the obligation to issue 1,000 shares of common stock on May 22, 2018 under a three month consulting agreement entered into on that date. These shares were valued at the market price for shares at the date they were earned.

At March 31, 2019, the Company had the obligation to issue 6,000 shares of common stock on April 6, 2018 under a consulting agreement entered into in April 2017. These shares were valued at the market price for shares at the date they were earned.

The $5,050 value of these 8,000 shares has been recorded in accrued liabilities at March 31, 2019.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

(10) COMMITMENTS AND CONTINGENCIES (continued)

b) Leases

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

d) Common Stock Subscription Agreement

In the last quarter of 2014, as memorialized in May 2015, the Company received a stock subscription agreement from a now former officer and director of the Company for 1,500 shares of common stock in exchange for $250,000 in cash or cash equivalents, such as labor and materials for the construction of the barge bottom, or $167 per share. Through June 30, 2016 this former officer and director has paid $55,000 and received 330 shares, respectively. In August 2016, the Company issued 425 shares of our restricted common stock to this former officer and director in exchange for the construction of the barge bottom for Luxuria I, delivered in February 2017, valued at $70,000, based on a negotiated agreement.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

(10) COMMITMENTS AND CONTINGENCIES (continued)

e) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2019 (unaudited), there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

A former officer of the Company, this party discussed in d) above has not accepted the stock certificate and informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated signed contractual price per share.

(11) STOCKHOLDERS’ DEFICIT

At March 31, 2019 and December 31, 2018, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 2,901,311 and 2,403,311 issued and outstanding. At March 31, 2019 and December 31, 2018, respectively, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $729. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $936. At March 31, 2019, the balance of this note is $313,393, (see Note 7b).

(12) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founder’s brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At March 31, 2019 and December 31, 2018, the Company had accrued interest of $8,920 and $8,427, respectively.

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor for the net differential of $3,888.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the three months ended March 31, 2019 is unaudited)

(13) CONCENTRATIONS OF RISK

The Company has no revenue producing asset at March 31, 2019, as the Luxuria I was not available for rentals. The Luxuria I floating vessel has a firm contract to sell with a closing date of April 24, 2019, (see Note 14). The rental season at this location is generally year round. The Company primarily utilizes two booking agents to schedule bookings from customers and collect the revenue. If required, the Company believes it could obtain bookings through an alternative provider. As of April 24, 2019, the Company has no revenue producing streams.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at March 31, 2019 (unaudited) and December 31, 2018, respectively.

(14) SUBSEQUENT EVENTS

a) Short Term Debt and Short Term Convertible Notes

In March 2019, the lender of Note 2 each in Notes 6 and 7 (with a combined total due of $947,840) agreed to a global settlement of $600,000 upon the closing of the sale of the Luxuria I and $70,000 due six months thereafter. The lender agreed to forgive the $277,840 balance. Upon the payment of the second tranche the Company will record a gain on debt settlement of $277,840 plus a gain on the extinguishment of the derivative liability of $208,345.

b) Fixed Asset Held for Sale

In March 2019, the Company entered into a binding agreement to sell the Luxuria I to a third party for $750,000. The Company netted $727,500 from this sale after paying a brokerage fee of $22,500. This transaction closed on April 24, 2019.

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

Three (3) Months Ended March 31, 2019 and 2018

We had revenues of $0 and $11,244 for the three months ended March 31, 2019 and 2018, respectively. Our only source of revenue in 2018 was the rental of the Luxuria I luxury floating vessel formerly located at Bahia Mar Marina in Ft. Lauderdale, FL. The Luxuria I was not available for rent in 2019.We closed on the sale of the Luxuria I on April 24, 2019.

Cost of revenues, excluding depreciation, was $3,874 compared to $22,036 for the three months ended March 31, 2019 and 2018, respectively, or an 82.4% decrease. This decrease was primarily due to a decrease in marina fees.

Depreciation and amortization expense was $17,910 and $17,910 for the three months ended March 31, 2019 and 2018, respectively.

General and administrative expenses were $72,604 compared to $77,898 for the three months ended March 31, 2019 and 2018, respectively, a decrease of 6.8%. General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel.

Our professional fees - related party were $72,000 compared to $48,000 for the three months ended March 31, 2019 and 2018, respectively.

Our professional fees were $13,540 compared to $19,623 for the three months ended March 31, 2019 and 2018, respectively.

Our interest expense was $11,457 compared to $84,143 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $72,686 or 86.4%. This decrease is due to our two largest notes being in default, the lender not charging default interest and our negotiation of a settlement of these combined loans. This settlement calls for the payment of $600,000 at the closing of the Luxuria sale - which occurred April 24, 2019, and the payment of $70,000 on October 19, 2019.

Our change in fair value of derivative was $92,597 and $73,869 for the three months ended March 31, 2019 and 2018, respectively.

We recorded a net loss of ($105,718) compared to ($308,508) for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Our cash increased $9,638 for the three months ended March 31, 2019. We used $90,017 of cash in operating activities during the three months ended March 31, 2019. Our operating activities consisted primarily of marketing the Luxuria I for sale.

Our cash decreased $326 for the three months ended March 31, 2018. We used $56,055 of cash in operating activities during the three months ended March 31, 2018. Our operating activities consisted primarily of marketing the Luxuria I for sale.

Investing Activities

During the three months ended March 31, 2019 and 2018, we purchased no fixed assets.

Financing Activities

During the three months ended March 31, 2019 we funded our working capital requirements principally through the use of proceeds of $122,479 from additional debt.

During the three months ended March 31, 2018 we funded our working capital requirements principally through the use of proceeds of $59,020 from additional debt.

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

Sale Revenue - Revenue is recognized when earned, generally at closing of the sale of a vessel. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the depreciated capitalized cost of constructing a vessel, and sales commissions.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3n) of Notes to the unaudited Consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. We sold the Miss Leah in September 2017. We have the Luxuria I listed both for sale and for rental.

As of March 31, 2019, we had cash on hand of $10,599 for our operational needs. Currently, our operating expenses are approximately $30,000 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $94,500 on July 19, 2019. We are obligated to pay a lump sum of $70,000 on October 19, 2019. We are obligated to pay a lump sum of $50,000 on May 20, 2019 and $65,000 on October 25, 2019. We were obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing. We were obligated to repay three outstanding loans in one lump payment in the amounts of $10,000; $10,000 and $15,500 on May 17, 2018, which are currently in default. We were obligated to repay an outstanding loan in one lump payment in the amount of $30,000 on October 6, 2018, which is currently in default.

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

We closed on the sale of the Luxuria I on April 24, 2019.

While rental of the Luxuria was expected to provide a relatively steady revenue stream to us, the construction and sale of custom designed and built luxury floating vessels are expected to generate significantly greater revenues and potential profits.

We anticipate that each non-custom vessel of the Luxuria class will cost approximately $650,000 to construct. Construction will take between three (3) to four (4) months, per vessel. We will require additional funds to develop and carry out our future plans including construction of our second Luxuria class vessel which has not yet commenced. We plan to begin marketing each vessel when manufacturing commences.

The retail price of the Luxuria class is between expected to be between $1,200,000 and $1,500,000, depending upon amenities.

We are currently marketing the Luxuria class model and smaller versions of the Luxuria class to yacht brokers, real estate brokers and boat dealerships.

Our cash balance at March 31, 2019 was $10,599, which is less than one month of net cash outflow.

We have an accumulated deficit of $6,059,183 from inception to March 31, 2019. A significant portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

Our future plans are contingent upon the receipt of capital from the receipt of at least $500,000 from the sale of our securities.

Should we receive funding of $500,000 from the sale of our securities in the future we plan to construct a second Luxuria model vessel.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a − 15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act” ), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2019 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2018, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2018, and there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2019. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $729. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $936.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 24, 2019, the Company closed on the sale of the Luxuria, the luxury floating vessel, designed, built and owned by the Company. The purchase price of the Luxuria was $750,000. Upon closing the Company paid $600,000 to Tonaquint Inc. and St. George Investments LLC in accordance with the Note Settlement Agreement described below. Additionally, the Company was obligated to pay a brokerage fee of $22,500 on the sale. Neither the purchaser nor the broker were an affiliate of the Company.

The Company entered into a Note Settlement Agreement with Tonaquint, Inc. and St. George Investments LLC with regard to certain secured convertible notes by and among the Company and each of Tonaquint and St. George (the “Note Holders”). Pursuant to the Notes, the Company owed $313,442.48 to Tonaquint and $622,394.22 to St. George. Upon the sale of the Luxuria, a luxury floating vessel owned by the Company and which was security under the Notes, the Company agreed to pay to the Note Holders $600,000.

The Company has until September 19, 2019 to pay an additional $70,000 (the “September Payment”) to the Note Holders in full satisfaction of the Notes. From the time of the payment of the initial $600,000 through the date of the September Payment the Note Holders have agreed to forebear their right to seek to convert any of the debt into the common stock of the Company. However, should the Company not make the September Payment then it will be in breach of the Note Settlement Agreement and the Note Holders will be entitled to exercise any and all remedies available under the Notes, including their right to convert.

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
Dated: May 17, 2019

