Form 10-Q
period 2019-06-30
Global Boatworks Holdings, Inc.
filed 2019-08-19
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2019

Commission File Number: 333-205604

Global Boatworks Holdings, Inc.

(Exact name of registrant as specified in its charter)

Florida	81-0750562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2637 Atlantic Blvd. #134

Pompano Beach, FL 33062

(Address of principal executive offices) (Zip Code)

954-934-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

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

Yes [   ]  No [X]

As of August 14, 2019, we had 2,901,311 shares of common stock outstanding.

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

ASSETS	June 30, 2019	December 31, 2018
CURRENT ASSETS	(unaudited)
Cash	$ 21,317	$ 961
Sale proceeds hold-back - restricted cash	50,000	-
Short-term loan to stockholder, net of reserve of $11,177 and $30,000	-	-
Prepaid expenses and deposit	500	6,760
Total current assets	71,817	7,721
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessel held for sale, net of depreciation of $0 and $101,577	-	575,603
PROPERTY AND EQUIPMENT - OTHER
Other, net of depreciation of $0 and $3,060	-	3,235
Architectural plans, net of $5,927 and $5,016 amortization	6,839	7,751
Net property and equipment	6,839	586,589
Total Assets	$ 78,656	$ 594,310
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 299,183	$ 217,349
Accrued liabilities	715,784	511,023
Short-term loan from related parties	1,859	6,158
Short-term loans	220,282	723,313
Short-term convertible notes	391,697	426,393
Fair value of derivative liability	237,720	349,107
Current portion of long term debt	5,661	5,478
Due to related party predecessor	3,888	3,888
Total current liabilities	1,876,074	2,242,709
LONG TERM LIABILITIES
Long term debt to third party	18,411	21,288
Note payable and accrued interest for the vessel - related party	109,413	108,427
Total long term liabilities	127,824	129,715
Total Liabilities	2,003,898	2,372,424

Commitments and Contingencies (note 10)

Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively ($1,000 redemption value)	1,000	1,000

STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 2,901,311 and 2,403,311 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	290	240
Additional paid-in capital	4,175,726	4,174,111
Accumulated deficit	(6,102,258)	(5,953,465)
Total stockholders’ deficit	(1,926,242)	(1,779,114)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$ 78,656	$ 594,310

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Rental revenue	$ -	$ 2,914	$ -	$ 14,158
Vessel sales	750,000	-	750,000	-

Total revenue	750,000	2,914	750,000	14,158

OPERATING EXPENSES
Cost of revenues, excluding depreciation shown below	579,836	20,884	583,710	42,920
General and administrative	90,615	79,586	163,219	157,484
Depreciation and amortization	5,110	17,910	23,020	35,820
Professional fees	57,952	36,344	71,492	55,967
Professional fees - related party	56,000	72,000	128,000	120,000

Total operating expenses	789,513	226,724	969,441	412,191

Loss from operations	(39,513)	(223,810)	(219,441)	(398,033)

Other income (expense)
Interest expense	(10,763)	(76,235)	(22,220)	(160,378)
Gain (loss) on extinguishment of debt and debt conversions, net	16,500	(134,798)	9,570	(258,809)
Gain on impairment recoupment	18,823	-	18,823	-
Change in fair value of derivative liability	625	19,619	93,222	93,488
Loss on insurance settlement	(28,747)	-	(28,747)	-

Total other income (expense)	(3,562)	(191,414)	70,648	(325,699)

Net loss	$ (43,075)	$ (415,224)	$ (148,793)	$ (723,732)

Loss per weighted average common share, basic and diluted	$ (0.01)	$ (0.21)	$ (0.05)	$ (0.47)

Number of weighted average common shares outstanding - Basic and Diluted	2,901,311	2,006,193	2,796,835	1,525,892

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three and Six Months ended June 30, 2019

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2018	-	$ -	2,403,311	$ 240	$ 4,174,111	$ (5,953,465)	$ (1,779,114)

Shares issued upon debt conversion	-	-	498,000	50	1,615	-	1,665
Net loss, three months ended March 31, 2019	-	-	-	-	-	(105,718)	(105,718)

Balance, March 31, 2019	-	-	2,901,311	290	4,175,726	(6,059,183)	(1,883,167)
Net loss, three months ended June 30, 2019	-	-	-	-	-	(43,075)	(43,075)

Balance, June 30, 2019	-	$ -	2,901,311	$ 290	$ 4,175,726	$ (6,102,258)	$ (1,926,242)

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three and Six Months ended June 30, 2018

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2017	-	$ -	732,953	$ 73	$ 3,644,008	$ (4,647,540)	$ (1,003,459)

Shares issued for services	-	-	1,000	1	199	-	200
Shares issued upon debt conversion	-	-	848,541	84	327,193	-	327,277
Net loss, three months ended March 31, 2018	-	-	-	-	-	(308,508)	(308,508)

Balance, March 31, 2018	-	-	1,582,494	158	3,971,400	(4,956,048)	(984,490)
Shares issued upon debt conversion	-	-	820,611	82	202,712	-	202,794
Net loss, three months ended June 30, 2018	-	-	-	-	-	(415,224)	(415,224)

Balance, June 30, 2018	-	$ -	2,403,105	$ 240	$ 4,174,112	$ (5,371,272)	$ (1,196,920)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30,

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (148,793)	$ (723,732)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative	(93,222)	(93,488)
Gain on extinguishment of debt	(1,665)	-
(Gain) loss on conversion or repayment of debt	(9,570)	258,809
Gain on impairment recoupment	(18,823)	-
Common stock issued for services	-	200
Accrued rental fee capitalized in note balance	-	2,398
Depreciation and amortization	23,020	35,820
Amortization of debt discounts, prepaid interest and OID	-	142,227
Changes in operating assets and liabilities
Increase in sale hold-back deposit	50,000	-
(Increase) in other receivables	-	(7,267)
Decrease (Increase) in prepaid expenses	6,259	(8,500)
Increase in accounts payable and accrued liabilities	286,518	247,876
Increase (decrease) in accrued interest expense	8,447	4,887
Net cash provided by (used in) operating activities	102,171	(140,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from vessel sale	458,363	-
Net cash provided by investing activities	458,363	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advances	2,100	14,506
Proceeds from third party loans	115,000	135,260
Bank overdraft liability	(982)	982
Loan repayments	(645,686)	(5,387)
Short term loan - related party repayments	(10,610)	(5,698)
Net cash (used in) provided by financing activities	(540,178)	139,663

Net increase (decrease) in cash	20,356	(1,107)
CASH, beginning of period	961	1,107
CASH, end of period	$ 21,317	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 13,773	$ 18,151
Income tax paid in cash	$ -	$ -
Non-Cash Investing and Financing Activities:
Conversion of debt to common stock	$ 1,665	$ 530,071
Interest charges for loan extensions	$ -	$ 43,645
Convertible note payable offset to short term note receivable - related party	$ 18,823	$ -
Discounts recorded on notes payable	$ -	$ 16,500

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” “Successor” or “Global”), was formed on May 11, 2015, under the laws of the State of Florida. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida. The Company’s business activities to date have primarily consisted of the formation and implementation of a business plan for building luxury floating vessels on a barge bottom, the rental activities relating to the vessels, the sale of the Miss Leah, the construction of a new vessel, the Luxuria I and the rental activities of and marketing and subsequent sale of the Luxuria I vessel.

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

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC") for interim financial information. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in these consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2018, which were included in the Company’s annual report in Form 10-K as filed with the U.S. Securities and Exchange Commission on April 16, 2019.

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

(Information as to the six months ended June 30, 2019 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit, accumulated deficit and stockholder’s deficit of $1,804,257; $6,102,258 and $1,926,242 (unaudited) at June 30, 2019. The Company had a net loss of $148,793 for the six months ended June 30, 2019 (unaudited). In addition, the Company is in default of six of its notes payable and has no revenue stream. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The Company is expected to have ongoing expenses as a result of being a publicly held company and marketing for contracts to sell new vessels, however the Company does not intend to build any new vessels without firm contracts for sale which include reasonable deposits and progress payments to completion. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessels. The Company is seeking to raise sufficient equity capital to enable it to pay off its existing debt. The Luxuria I was sold on April 24, 2019. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at June 30, 2019.

b) Construction in progress

Costs to construct vessels are capitalized during the construction phase. Upon completion of a vessel the Company will either sell the vessel or place in it service as a rental property. If the vessel is to be leased the construction costs are transferred to property and equipment and depreciated over their useful life.

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

(Information as to the six months ended June 30, 2019 is unaudited)

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2019 (unaudited) and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2019 (unaudited)	December 31, 2018
Level 3 - Embedded Derivative Liability	$237,720	$349,107

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2019 were as follows:

Balance, December 31, 2018	$349,107
Amortization to gain on extinguishment upon conversion or repayment	(1,665)
Gain on extinguishment upon note repayment in cash	(16,500)
Change in fair value	(93,222)
Balance, June 30, 2019	$237,720

f) Revenue recognition

The Company adopted ASC 606 “Revenues from Contracts with Customers” on January 1, 2018. There was no cumulative effect upon this adoption.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

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

As of June 30, 2019 tax years 2015, 2016 and 2017 for the LLC and for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

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

k) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 15,019,681 common stock equivalents at June 30, 2019.

l) Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or repayment of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivative are removed from the balance sheet, The shares issued upon conversion of the note are recorded at their fair value and a  gain or loss on extinguishment is recognized, as applicable.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m) Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Lease (Topic 842)” whereby lessees need to recognize leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of January 1, 2019 using the effective date method. As a part of our policy, we have chosen to exclude leases with a lease term of one year or less. Accordingly we have no leases over one year and thus the adoption of this standard did not have any effect on the accompanying consolidated financial statements.

n) Recent accounting pronouncements

Certain FASB Accounting Standard Updates (“ASU”) that are not effective until after June 30, 2019 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

o) Reclassifications

Certain reclassifications have been made on prior period balances to conform to the current year presentation. Regarding the December 31, 2018 balance sheet, $511,023 was moved from Accounts payable and Accrued liabilities to a separate account titled Accrued liabilities. These reclassifications had no impact on net loss, stockholders’ deficit or cash flows as previously reported.

(4) PROPERTY AND EQUIPMENT

Property and Equipment - held for sale, consists of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Luxuria I floating vessel	$-	$677,180
Less: accumulated depreciation	-	(101,577)
Total P&E held for sale	$-	$575,603

On June 30, 2017, the Company transferred the Luxuria I, a two story luxury floating living vessel in the South Florida architectural style, built on a barge platform, from construction in progress to fixed assets as it is complete. The Company had the Luxuria I available for either vacation rental or outright sale. As long as it was available for vacation rental the Company was recording depreciation over a 20 year period. Depreciation expense for the period from January 1, 2019 to April 24, 2019 was $22,109. The Luxuria I was sold on April 24, 2019 for $750,000. At the date of the sale the net book value of the Luxuria I was $554,159.

Property and Equipment - other, consists of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Architectural plans	$12,766	$12,766
Furniture and equipment	-	6,296
Less: accumulated amortization and depreciation	(5,927)	(8,076)
Total P&E	$6,839	$10,986

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

(4) PROPERTY AND EQUIPMENT, continued

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and is amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the six months ended June 30, 2019 and 2018, was $912 and $912, respectively. For property and equipment- other, depreciation expense for the six months ended June 30, 2019 and 2018 was $665 and $1,050, respectively.

In April 2019, when the sale of the Luxuria I closed, the Company wrote off the undepreciated balance of $2,571 of furniture and equipment that was directly related to the Luxuria I.

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

The terms of this acquisition were for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000 in 2014. Outstanding principal and interest totaled $109,413 at June 30, 2019.

(6) ACCRUED LIABILITIES

The major components of accrued liabilities are:

	June 30, 2019	December 31, 2018
Accrued officer pay	$ 268,235	$ 178,485
Accrued professional fees - related party	128,405	97,905
Accrued professional fees - third party	304,000	208,000
Other	15,144	26,633
Total accrued liabilities	$ 715,784	$ 511,023

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Note 1	$ -	$ -
Note 2	32,782	632,782
Note 3	97,500	90,000
Note 4	-	531
Note 5	10,000	-
Note 6	80,000	-
Less: unamortized debt discounts	-	-
Total short term notes, net	$ 220,282	$ 723,313

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

(Information as to the six months ended June 30, 2019 is unaudited)

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

On July 3, 2018, August 2, 2018 and September 14, 2018 $27,500, $27,500 and $27,500 was extended to the Company as a draw on this note, including $2,500, $2,500 and $2,500 OID. On July 6, 2018, the lender agreed to extend this note for an additional three month period for an extension fee of $14,613. On October 19, 2018,  and November 21, 2018 $27,500 and $27,500 was extended to the Company as a draw on this note, including $2,500 and $2,500 OID. On October 6, 2018, the lender agreed to extend this note for an additional one month period for an extension fee of $5,667. At March 31, 2019, the balance of this note and the unamortized discount was $629,394 and $0, respectively.

This note requires a partial prepayment if and when the Company sells the Luxuria I and Luxuria II if applicable, upon the receipt of which the lender has agreed to release the security interest in the vessels. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II.  If the Company rents/leases either the Luxuria I or II, then the prepayment is 20% of the gross rental revenue. The Company repaid $600,000 of this note at the closing of the sale of the Luxuria I in April 2019 in accordance with the March 2019, settlement agreement. The lender of Note 2 each in Notes 7a and b (with a combined total due of $947,840) agreed to a global settlement of $600,000 upon the closing of the sale of the Luxuria I and $70,000 due six months thereafter. The lender agreed to forgive the $276,175 balance. Upon the payment of the second tranche the Company will record a gain on debt settlement of $276,175 plus a gain on the embedded derivative value of approximately $208,000. The balance owed for rental revenue at June 30, 2019 is $3,388 and is included in the note balance of $32,782 at June 30 2019.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

a) Short term notes, (continued)

NOTE 3: On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $15 per share based on the quoted market price which was recorded as a debt discount and was amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable at maturity of July 17, 2018. The $40,000 balance of Note 1 matured on July 15, 2017. On December 7, 2018, notes 1 and 3 were combined into Note 3 and is currently in default. Total unpaid principal and interest is $97,500 at June 30, 2019, which includes $7,500 in accrued interest.

NOTE 4: On April 18, 2018, the Company entered into an eight month financing of the $14,450 Luxuria I annual insurance premium. The balance at June 30, 2019 was $0.

NOTE 5: On March 4, 2019, a third party individual loaned the Company $10,000 on an undocumented basis with no stated interest or maturity Terms. The balance at June 30, 2019 was $10,000.

NOTE 6: On March 25, 2019, a third party stockholder loaned the Company $105,000. This note is collateralized with the 1,000 shares of super voting preferred stock held by the Company’s CEO. $50,000 of this note is payable on or before May 20, 2019 with the balance of $55,000 plus $10,000 in interest due on or before October 25, 2019. 500 shares of the super voting preferred stock will be released as collateral at each payment. The Company paid $25,000 of this note at the closing of the sale of the Luxuria I. The lender has agreed that the second $25,000 of the initial $50,000 repayment shall be paid upon the release of the $50,000 hold-back in escrow, which is subject to certain repairs being completed. The balance at June 30, 2019 was $80,000.

b) Short term convertible notes

Short term convertible debt including accrued interest was, as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Convertible note 1	$ -	$ -
Convertible note 2	313,393	315,056
Convertible note 3	18,337	17,581
Convertible note 4	12,261	11,761
Convertible note 5	12,261	11,761
Convertible note 6	-	18,048
Convertible note 7	35,445	33,966
Convertible note 8	-	18,220
Less: unamortized debt discounts	-	-
Total convertible notes, net	$ 391,697	$ 426,393

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

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

(Information as to the six months ended June 30, 2019 is unaudited)

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

In May 2017, the lender bifurcated the original note, which had a then remaining balance of $598,300, into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 is collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. At June 30, 2019, the unamortized balance of the extension fee is $0.

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

(Information as to the six months ended June 30, 2019 is unaudited)

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

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $729. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $936. At June 30, 2019, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.0001; Stock price at June 30, 2019 $0.04 with the conversion price of $0.024; Bond equivalent yield rate 2.18% and volatility of 40%. At June 30, 2019 the balance was $313,393 and the unamortized discount was $0.

In March 2019, the lender of Note 2 each in Notes 7a and b (with a combined total due of $947,840) agreed to a global settlement of $600,000 upon the closing of the sale of the Luxuria I and $70,000 due six months thereafter. The lender agreed to forgive the $276,175 balance. Upon the payment of the second tranche the Company will record a gain on debt settlement of $276,175 plus a gain on the embedded derivative value of approximately $208,000.

NOTE 3: On April 15, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $15,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, $25 with the conversion price of $15; Bond equivalent yield rate 0.92%. At June 30, 2019, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.00010; Stock price at June 30, 2019 $0.04 with the conversion price of $0.024; Bond equivalent yield rate 2.18% and volatility of 40%. The principal and interest balance was $18,337 and the unamortized discount balance was $0 at June 30, 2019.The note is currently in default.

NOTES 4, 5 AND 6: On May 17, 2017, as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party, and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $2 per share, with a maturity date of May 16, 2018. This was treated as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note and will be amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750 shares in June 2017. On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes in exchange for 5,500 shares. In September 2017, the Company modified the conversion rate of these notes to $0.50 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. On June 30, 2019, the holder of one of these notes agreed to offset a portion of the $30,000 note they owed the Company, (which the Company had previously established a $30,000 allowance for), with the balance of this note payable to them. The Company offset $18,823 of the note receivable with this note. At June 30, 2019, the total principal and interest under these notes was $24,522 and the unamortized discounts were $0. The two remaining notes are in default.

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

(Information as to the six months ended June 30, 2019 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, $2.80 with the conversion price of $1.80; Bond equivalent yield rate 1.08%. At June 30, 2019, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.0001; Stock price at June 30, 2019 $0.04 with the conversion price of $0.024; Bond equivalent yield rate 2.18% and volatility of 40%. The principal and interest balance was $35,445 at June 30, 2019. The note is currently in default.

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

(8) SHORT TERM LOANS - RELATED PARTY

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At June 30, 2019, this loan balance is $1,794, as $2,310 was repaid during the six months ended June 30, 2019.

During the six months ended June 30, 2019, the CEO advanced $9,579 to the Company, and was repaid $9,310, under an undocumented advance which carries no interest and has no stated maturity. At June 30, 2019, this loan balance is $65.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

(9) LONG TERM DEBT

In April 2017 the Company entered into a six year loan in the amount of $35,000 to purchase the Suzuki outboard engines for the Luxuria I. This loan carries an interest rate of 6.49% with monthly payments. At June 30, 2019 the balance of this loan was $24,072, of which $5,661 is due within one year. The lender retains a security interest in the outboard motors for the Luxuria I even though the vessel has been sold.

(10) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

At June 30, 2019, the Company had the obligation to issue 1,000 shares of common stock on July 1, 2017 and 1,000 shares on January 1, 2018, under a three year consulting agreement entered into on December 9, 2016. These shares were valued at the market price for shares at the date they are earned.

At June 30, 2019, the Company had the obligation to issue 1,000 shares of common stock on May 22, 2018 under a three month consulting agreement entered into on that date. These shares were valued at the market price for shares at the date they were earned.

At June 30, 2019, the Company had the obligation to issue 6,000 shares of common stock on April 6, 2018 under a consulting agreement entered into in April 2017. These shares were valued at the market price for shares at the date they were earned.

The $5,050 value of these 8,000 shares has been recorded in accrued liabilities at June 30, 2019. (Note 6)

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

On December 9, 2016, we entered into an agreement (the Agreement) with Oceanside Equities, Inc., (Oceanside), a Florida corporation that provides consulting services. Oceanside agreed to provide us with services from December 9, 2016 until December 8, 2019, in exchange for a one-time fee of $20,000 in cash; $16,000 per month accrued and payable in either cash or shares of restricted common stock at the Company’s election and three thousand one hundred (3,100) shares of our restricted common stock, to be issued 1,100 on January 1, 2017, 1,000 issued on July 1, 2017 and 1,000 issued on January 1, 2018. These shares were valued at the market price on the date they are earned which were recognized over the term of the contract at the rate of $12,500 per month.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

(10) COMMITMENTS AND CONTINGENCIES (continued)

c) Material Contracts and Agreements, continued

The agreement allows Oceanside to elect to convert any accrued compensation due him for common stock at a 50% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as consulting fee expense. On September 5, 2017, upon conversion the Company recognized a $480,000 conversion loss as related party professional fees. At June 30, 2019, $304,000 is accrued under this agreement as noted in Note 6.

On May 19, 2017, as amended in September 2017, the Company entered into a two year consulting agreement with a related party, Ron Rowe II. This agreement calls for him to be paid $8,000 per month in cash and for the Company to issue him 5,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $29 per share, for a total of $145,000, which was recorded as an immediate consulting expense as it was for past services. The agreement allows the consultant to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon conversion the Company recognized a $120,000 conversion loss as related party professional fees. At June 30, 2019, $128,405 is accrued under this agreement as noted in Note 6.

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

e) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

This party, a former officer of the Company, discussed in d) above has not accepted the stock certificate and informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated signed contractual price per share.

(11) STOCKHOLDERS’ DEFICIT

At June 30, 2019 and December 31, 2018, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 2,901,311 and 2,403,311 issued and outstanding. At June 30, 2019 and December 31, 2018, respectively, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $729. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $936. At June 30, 2019, the balance of this note is $313,393, (see Note 7b).

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the six months ended June 30, 2019 is unaudited)

(12) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founders brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At June 30, 2019 and December 31, 2018, the Company had accrued interest of $9,413 and $8,427, respectively.

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor for the net differential of $3,888.

c) Payments to related parties during the six months ended June 30

During the second quarter the Company paid $4,000 to a company controlled by the brother of the founder for repairs to the Luxuria I.

(13) CONCENTRATIONS OF RISK

The Company has no revenue producing assets at June 30, 2019.  The Luxuria I floating vessel was sold with a closing date of April 24, 2019.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at June 30, 2019 and December 31, 2018, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

We were founded in June of 2014 to commercialize luxury stationary floating vessels. We plan to generate revenues from the sale of and rental of the vessels initially in South Florida. Our newly developed Luxuria model features a South Florida modern style, and is approximately one thousand nine hundred (1,900) square feet under air. The vessel offers amenities typically found in a luxury home. We have sold our first Luxuria model and are marketing the concept to enter into custom design and build versions which will be under contract for sale prior to beginning to build.

Three (3) Months Ended June 30, 2019 and 2018

We had rental revenues of $0 and $2,914 for the three (3) months ended June 30, 2019 and 2018, respectively. We had vessel sale revenues of $750,000 and $0 for the three (3) months ended June 30, 2019 and 2018, respectively.

Cost of revenues, (exclusive of depreciation shown separately below), was $579,836 compared to $20,884 for the three (3) months ended June 30, 2019 and 2018, respectively. This increase was primarily due to the net book value of the Luxuria vessel sold.

General and administrative expenses were $90,615 compared to $79,586 for the three (3) months ended June 30, 2019 and 2018, respectively, an increase of thirteen point six percent (13.6%). General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel.

Our professional fees were $57,952 compared to $36,344 for the three (3) months ended June 30, 2019 and 2018, respectively. This increase is principally the result of increased expenses relating to the marketing of the Luxuria vessel.

Our interest expense was $10,763 compared to $76,235 for the three (3) months ended June 30, 2019 and 2018, respectively, The decrease is primarily due to entering into a settlement agreement with our largest creditor that was tied to the sale of the Luxuria vessel.

Our change in fair value of derivative was $625 and $19,619 for the three months ended June 30, 2019 and 2018, respectively.

We recorded a net loss of ($43,075) compared to ($415,224) for the three (3) months ended June 30, 2019 and 2018, respectively.

Six (6) Months Ended June 30, 2019 and 2018

We had rental revenues of $0 and $14,158 for the six (6) months ended June 30, 2019 and 2018, respectively.  We had vessel sale revenues of $750,000 and $0 for the six (6) months ended June 30, 2019 and 2018, respectively.

Cost of revenues, (exclusive of depreciation shown separately below), was $583,710 compared to $42,920 for the six (6) months ended June 30, 2019 and 2018. This increase was primarily due to the net book value of the Luxuria vessel sold.

General and administrative expenses were $163,219 compared to $157,484 for the six (6) months ended June 30, 2019 and 2018, respectively, an increase of three point six percent (3.6%). General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel.

Our professional fees were $71,492 compared to $55,967 for the six (6) months ended June 30, 2019 and 2018, respectively. This increase is principally the result of increased expenses relating to the marketing of the Luxuria vessel.

Our interest expense was $22,220 compared to $160,378 for the six (6) months ended June 30, 2019 and 2018. The decrease is primarily due to entering into a settlement agreement with our largest creditor that was tied to the sale of the Luxuria vessel.

Our change in fair value of derivative was $93,222 and $93,488 for the six (6) months ended June 30, 2019 and 2018, respectively.

We recorded a net loss of ($148,793) compared to ($723,732) for the six (6) months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Our cash increased $20,356 for the six months ended June 30, 2019. Our operating activities provided $102,171 of cash during the six months ended June 30, 2019. Our operating activities consisted primarily of marketing the Luxuria I for sale, marketing the concept to enter into custom design and build versions which are under contract for sale prior to beginning to build.

Investing Activities

We were provided $458,363 from investing activities during the six months ended June 30, 2019.

Financing Activities

During the six (6) months ended June 30, 2019, we funded our working capital requirements principally through the use of proceeds of $117,000 consisting mainly from additional debt proceeds. We also reduced outstanding debt by $657,000 during the six (6) months ended June 30, 2019.

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

Sale Revenue - Revenue is recognized when earned, generally at closing of the sale of a vessel. Revenue is recognized on a gross basis in accordance with ASC 606. Cost of Revenue includes the capitalized cost of constructing a vessel and sales commissions.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3n) of Notes to the unaudited Consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. We sold the Miss Leah in September 2017. We sold the Luxuria I in April 2019.

As of June 30, 2019, we had cash on hand of $21,317 for our operational needs. Currently, our operating expenses are approximately $10,000 per month.

As of June 30, 2019, we had cash on hand of $21,317 for our operational needs. Currently, our operating expenses are approximately $10,000 per month. We are obligated to repay an outstanding loan in one lump payment in the amount of $94,500 on July 19, 2019. We are obligated to pay a lump sum of $70,000 on October 19, 2019. We are obligated to pay a lump sum of $50,000 on May 20, 2019, and $65,000 on October 25, 2019. We were obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing. We were obligated to repay two outstanding loans in one lump payment in the amounts of $10,000 and $10,000 on May 17, 2018, which are currently in default. We were obligated to repay an outstanding loan in one lump payment in the amount of $30,000 on October 6, 2018, which is currently in default.

If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would have available cash for our operating needs for approximately two (2) months.

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

Our cash balance at June 30, 2019 was $21,317 which is approximately two (2) months of net cash outflow.

We have an accumulated deficit of $6,102,258 from inception to June 30, 2019. A significant portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

Our future plans are contingent upon the receipt of capital from either: (i) the receipt of at least $500,000 from the sale of our securities or (ii) entering into new contracts to build Luxuria style vessels which will require substantial deposits and progress payments during the build.

Should we receive funding of $500,000 from the sale of our securities in the future we plan to construct a second, but smaller version of the Luxuria model vessel.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company ’ s disclosure controls and procedures, as defined in Rule 13a − 15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “ Exchange Act ” ), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2019 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2018, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2018, and there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2019. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Dated: August 19, 2019