Form 10-Q
period 2019-09-30
Global Boatworks Holdings, Inc.
filed 2019-11-19
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2019

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
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” \ “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ]  No [X]

As of November 15, 2019, we had 2,901,311 shares of common stock outstanding.

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

ASSETS	September 30, 2019	December 31, 2018
CURRENT ASSETS	(unaudited)
Cash	$ 186	$ 961
Short-term loan to stockholder, net of reserve of $11,177 and $30,000	-	-
Prepaid expenses and deposit	-	6,760
Total current assets	186	7,721
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessel held for sale, net of depreciation of $0 and $101,577	-	575,603
PROPERTY AND EQUIPMENT - OTHER
Other, net of depreciation of $0 and $3,060	-	3,235
Architectural plans, net of $6,383 and $5,016 amortization	6,383	7,751
Net property and equipment	6,383	586,589
Total Assets	$ 6,569	$ 594,310
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 313,919	$ 217,349
Accrued liabilities	817,584	511,023
Short-term loan from related parties	3,380	6,158
Short-term loans	224,782	723,313
Short-term convertible notes	393,315	426,393
Fair value of derivative liability	474,185	349,107
Current portion of long term debt	5,755	5,478
Due to related party predecessor	3,888	3,888
Total current liabilities	2,236,808	2,242,709
LONG TERM LIABILITIES
Long term debt to third party	16,937	21,288
Note payable and accrued interest for the vessel - related party	109,907	108,427
Total long term liabilities	126,844	129,715
Total Liabilities	2,363,652	2,372,424

Commitments and Contingencies (note 10)

Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively ($1,000 redemption value)	1,000	1,000

STOCKHOLDERS’ DEFICIT
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 2,901,311 and 2,403,311 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	290	240
Additional paid-in capital	4,175,726	4,174,111
Accumulated deficit	(6,534,099)	(5,953,465)
Total stockholders’ deficit	(2,358,083)	(1,779,114)
Total Liabilities, Temporary Equity and Stockholders’ Deficit	$ 6,569	$ 594,310

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Vessel sales	$ -	$ -	$ 750,000	$ -
Rental revenue	-	1,392	-	15,550
Total revenues	-	1,392	750,000	15,550

OPERATING EXPENSES
Cost of revenues, excluding depreciation shown below	-	14,435	583,710	57,355
General and administrative	71,380	58,975	234,599	216,459
Depreciation and amortization	456	17,910	23,476	53,730
Professional fees	14,638	18,577	86,130	74,544
Professional fees - related party	48,000	72,000	176,000	192,000

Total operating expenses	134,474	181,897	1,103,915	594,088

Loss from operations	(134,474)	(180,505)	(353,915)	(578,538)

Other income (expense)
Interest expense	(10,902)	(54,167)	(33,122)	(214,545)
Gain (loss) on extinguishment of debt and debt conversions, net	-	-	9,570	(258,809)
Recovery of loan receivable	-	-	18,823	-
Loss on insurance settlement	-	-	(28,747)	-
Loss on settlement	(50,000)	-	(50,000)	-
Change in fair value of derivative	(236,465)	14,662	(143,243)	108,150

Total other income (expense)	(297,367)	(39,505)	(226,719)	(365,204)

Net loss	$ (431,841)	$ (220,010)	$ (580,634)	$ (943,742)

Loss per weighted average common share, basic and diluted	$ (0.15)	$ (0.09)	$ (0.21)	$ (0.52)

Number of weighted average common shares outstanding - Basic and Diluted	2,901,311	2,403,105	2,832,043	1,821,509

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statement

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three, Six and Nine Months ended September 30, 2019

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2018	-	$ -	2,403,311	$ 240	$ 4,174,111	$ (5,953,465)	$ (1,779,114)

Shares issued upon debt conversion	-	-	498,000	50	1,615	-	1,665
Net loss, three months ended March 31, 2019	-	-	-	-	-	(105,718)	(105,718)

Balance, March 31, 2019	-	-	2,901,311	290	4,175,726	(6,059,183)	(1,883,167)
Net loss, three months ended June 30, 2019	-	-	-	-	-	(43,075)	(43,075)

Balance, June 30, 2019	-	-	2,901,311	290	4,175,726	(6,102,258)	(1,926,242)
Net loss, three months ended September 30, 2019	-	-	-	-	-	(431,841)	(431,841)

Balance, September 30, 2019	-	-	2,901,311	$ 290	$ 4,175,726	$ (6,534,099)	$ (2,358,083)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statement

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three, Six and Nine Months ended September 30, 2018

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2017	-	$ -	732,953	$ 73	$ 3,644,008	$ (4,647,540)	$ (1,003,459)

Shares issued for services	-	-	1,000	1	199	-	200
Shares issued upon debt conversion	-	-	848,541	84	327,193	-	327,277
Net loss, three months ended March 31, 2018	-	-	-	-	-	(308,508)	(308,508)

Balance, March 31, 2018	-	-	1,582,494	158	3,971,400	(4,956,048)	(984,490)
Shares issued upon debt conversion	-	-	820,611	82	202,712	-	202,794
Net loss, three months ended June 30, 2018	-	-	-	-	-	(415,224)	(415,224)

Balance, June 30, 2018	-	-	2,403,105	240	4,174,112	(5,371,272)	(1,196,920)
Net loss, three months ended September 30, 2018	-	-	-	-	-	(220,010)	(220,010)

Balance, September 30, 2018	-	-	2,403,105	$ 240	$ 4,174,112	$ (5,591,282)	$ (1,416,930)

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30,

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (580,634)	$ (943,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative	143,243	(108,150)
Gain on extinguishment of debt	(1,664)	-
(Gain) loss on conversion or repayment of debt	(7,906)	258,809
Recovery of loan receivable	(18,823)	-
Common stock issued for services	-	200
Accrued rental fee capitalized in note balance	-	2,676
Depreciation and amortization	23,476	53,730
Amortization of debt discounts, prepaid interest and OID	-	183,913
Changes in operating assets and liabilities
(Increase) in other receivables	-	(7,267)
Decrease (increase) in prepaid expenses and deposits	6,758	(3,498)
Decrease in property held for sale	565,107	-
Increase in accounts payable and accrued liabilities	403,132	363,160
Increase in deferred revenue	-	2,252
Net cash provided by (used in) operating activities	532,689	(197,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advances	15,424	14,506
Proceeds from third party loans	115,000	210,260
Loan repayments	(645,686)	(6,680)
Short term loan - related party repayments	(18,202)	(15,257)

Net cash (used in) provided by financing activities	(533,464)	202,829

Net increase (decrease) in cash	(775)	4,912
CASH, beginning of period	961	1,107
CASH, end of period	$ 186	$ 6,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 16,436	$ 30,632
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Conversion of debt to common stock	$ 1,665	$ 530,071
Interest charges for loan extensions	$ -	$ 67,435
Convertible note payable offset to short term note receivable - related party	$ 18,823	$ -
Discounts recorded on notes payable	$ -	$ 24,000

The accompanying unaudited notes are an integral part of the unaudited consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2019 is unaudited)

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

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in these consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes for the year ended December 31, 2018, which were included in the Company’s annual report in Form 10-K as filed with the U.S. Securities and Exchange Commission on April 16, 2019.

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

(Information as to the nine months ended September 30, 2019 is unaudited)

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit, accumulated deficit and stockholder’s deficit of $2,236,622; $6,534,099 and $2,358,083 at September 30, 2019. The Company had a net loss of $580,634 for the nine months ended September 30, 2019. In addition, the Company is in default of six of its notes payable and has no revenue stream. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The Company is expected to have ongoing expenses as a result of being a publicly held company and marketing for contracts to sell new vessels, however the Company does not intend to build any new vessels without firm contracts for sale which include reasonable deposits and progress payments to completion. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessels. The Company is seeking to raise sufficient equity capital to enable it to pay off its existing debt. The Luxuria I was sold on April 24, 2019. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at September 30, 2019.

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

(Information as to the nine months ended September 30, 2019 is unaudited)

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at September 30, 2019 (unaudited) and December 31, 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	September 30, 2019 (unaudited)	December 31, 2018
Level 3 - Derivative Liability	$474,185	$349,107

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2019 were as follows:

Balance, December 31, 2018	$349,107
Amortization to gain on extinguishment upon conversion or repayment	(1,665)
Gain on extinguishment upon note repayment in cash	(16,500)
Change in fair value	143,243
Balance, September 30, 2019	$474,185

f) Revenue recognition

The Company adopted ASC 606 “Revenues from Contracts with Customers” on January 1, 2018. There was no cumulative effect upon this adoption.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2019 is unaudited)

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

As of September 30, 2019, tax years 2016, 2017 and 2018 for the LLC and for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2019 is unaudited)

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

k) Net income (loss) per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 5,927,241 common stock equivalents at September 30, 2019, which were not considered as their effect would be anti-dilutive.

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

(Information as to the nine months ended September 30, 2019 is unaudited)

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

n) Recent accounting pronouncements

Certain FASB Accounting Standard Updates (“ASU”) that are not effective until after September 30, 2019 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

(4) PROPERTY AND EQUIPMENT

Property and Equipment - held for sale, consists of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Luxuria I floating vessel	$-	$677,180
Less: accumulated depreciation	-	(101,577)
Total P&E held for sale	$-	$575,603

On June 30, 2017, the Company transferred the Luxuria I, a two-story luxury floating living vessel in the South Florida architectural style, built on a barge platform, from construction in progress to fixed assets as it is complete. The Company had the Luxuria I available for either vacation rental or outright sale. As long as it was available for vacation rental the Company was recording depreciation over a 20-year period. Depreciation expense for the period from January 1, 2019 ended April 24, 2019 was $22,109. The Luxuria I was sold on April 24, 2019 for $750,000. At the date of the sale the net book value of the Luxuria I was $554,159.

Property and Equipment - other, consists of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Architectural plans	$12,766	$12,766
Furniture and equipment	-	6,296
Less: accumulated amortization and depreciation	(6,383)	(8,076)
Total P&E	$6,383	$10,986

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2019 is unaudited)

(4) PROPERTY AND EQUIPMENT, continued

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and is amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the nine months ended September 30, 2019 and 2018, was $1,368 and $1,368, respectively. For property and equipment- other, depreciation expense for the nine months ended September 30, 2019 and 2018 was $665 and $4,928, respectively.

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

The terms of this acquisition were for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000 in 2014. Outstanding principal and interest totaled $109,907 at September 30, 2019.

(6) ACCRUED LIABILITIES

The major components of accrued liabilities are:

	September 30, 2019	December 31, 2018
Accrued officer pay	$ 322,979	$ 178,485
Accrued professional fees - related party	128,405	97,905
Accrued professional fees - third party	352,000	208,000
Other	14,200	26,633
Total accrued liabilities	$ 817,584	$ 511,023

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2019 is unaudited)

(7) SHORT TERM LOANS AND SHORT-TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Note 1	$ -	$ -
Note 2	32,782	632,782
Note 3	102,000	90,000
Note 4	-	531
Note 5	10,000	-
Note 6	80,000	-
Total short term notes	$ 224,782	$ 723,313

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

(Information as to the nine months ended September 30, 2019 is unaudited)

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

This note requires a partial prepayment if and when the Company sells the Luxuria I and Luxuria II if applicable, upon the receipt of which the lender has agreed to release the security interest in the vessels. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II.  If the Company rents/leases either the Luxuria I or II, then the prepayment is 20% of the gross rental revenue. The Company repaid $600,000 of this note at the closing of the sale of the Luxuria I in April 2019 in accordance with the March 2019, settlement agreement. The lender of Note 2 each in Notes 7a and b (with a combined total due of $947,840) agreed to a global settlement of $600,000 upon the closing of the sale of the Luxuria I and $70,000 due six months thereafter. The lender extended the date of the second tranche to November 30, 2019 and increased the payment to $72,500. The lender agreed to forgive the $276,175 balance. Upon the payment of the second tranche the Company will record a gain on debt settlement of $276,175 plus a gain on the embedded derivative value of approximately $208,000. The balance owed for rental revenue at September 30, 2019 is $3,388 and is included in the note balance of $32,782 at September 30 2019.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2019 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

a) Short term notes, (continued)

NOTE 3: On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $15 per share based on the quoted market price which was recorded as a debt discount and was amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable at maturity of July 17, 2018. The $40,000 balance of Note 1 matured on July 15, 2017. On December 7, 2018, notes 1 and 3 were combined into Note 3.Total unpaid principal and interest is $102,000 at September 30, 2019, which includes $12,000 in accrued interest.

NOTE 4: On April 18, 2018, the Company entered into an eight month financing of the $14,450 Luxuria I annual insurance premium. The balance at September 30, 2019 was $0.

NOTE 5: On March 4, 2019, a third party individual loaned the Company $10,000 on an undocumented basis with no stated interest or maturity Terms. The balance at September 30, 2019 was $10,000.

NOTE 6: On March 25, 2019, a third party stockholder loaned the Company $105,000. This note is collateralized with the 1,000,000 shares of super voting preferred stock held by the Company’s CEO. $50,000 of this note is payable on or before May 20, 2019 with the balance of $55,000 plus $10,000 in interest due on or before October 25, 2019. 500 shares of the super voting preferred stock will be released as collateral at each payment. The Company paid $25,000 of this note at the closing of the sale of the Luxuria I. The lender has agreed that the second $25,000 of the initial $50,000 repayment shall be paid upon the release of the $50,000 hold-back in escrow, which is subject to certain repairs being completed. The holdback was paid to obtain a release of the lien on the barge bottom, as agreed to by the lender. The note is now in default. The balance at September 30, 2019 was $80,000.

b) Short term convertible notes

Short term convertible debt including accrued interest was, as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Convertible note 1	$ -	$ -
Convertible note 2	313,393	315,056
Convertible note 3	18,715	17,581
Convertible note 4	12,511	11,761
Convertible note 5	12,511	11,761
Convertible note 6	-	18,048
Convertible note 7	36,185	33,966
Convertible note 8	-	18,220
Total convertible notes	$ 393,315	$ 426,393

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2019 is unaudited)

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

(Information as to the nine months ended September 30, 2019 is unaudited)

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

In May 2017, the lender bifurcated the original note, which had a then remaining balance of $598,300, into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 is collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. At September 30, 2019, the unamortized balance of the extension fee is $0.

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

(Information as to the nine months ended September 30, 2019 is unaudited)

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

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $729. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $936. At September 30, 2019, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.0001; Stock price at September 30, 2019 $0.14 with the conversion price of $0.06; Bond equivalent yield rate 1.91%. At September 30, 2019 the balance was $313,393 and the unamortized discount was $0.

In March 2019, the lender of Note 2 each in Notes 7a and b (with a combined total due of $947,840) agreed to a global settlement of $600,000 upon the closing of the sale of the Luxuria I and $70,000 due six months thereafter. The lender agreed to forgive the $276,175 balance. Upon the payment of the second tranche the Company will record a gain on debt settlement of $276,175 plus a gain on the embedded derivative value of approximately $414,000. The lender agreed to extend the due date of the final payment to November 30, 2019, and increased the payment to $72,500.

NOTE 3: On April 15, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $15,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(Information as to the nine months ended September 30, 2019 is unaudited)

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, $25 with the conversion price of $15; Bond equivalent yield rate 0.92%. At September 30, 2019, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.0001; Stock price at September 30, 2019 $0.14 with the conversion price of $0.06; Bond equivalent yield rate 1.91%. The principal and interest balance was $18,715 and the unamortized discount balance was $0 at September 30, 2019.The note is currently in default.

NOTES 4, 5 AND 6: On May 17, 2017, as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party, and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $2 per share, with a maturity date of May 16, 2018. This was treated as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note and will be amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750 shares in June 2017. On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes in exchange for 5,500 shares. In September 2017, the Company modified the conversion rate of these notes to $0.50 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. On June 30, 2019, the holder of one of these notes agreed to offset a portion of the $30,000 note they owed the Company, (which the Company had previously established a $30,000 allowance for), with the balance of this note payable to them. The Company offset $18,823 of the note receivable with this note. At September 30, 2019, the total principal and interest under these notes was $25,022 and the unamortized discounts were $0. The two remaining notes are in default.

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

(Information as to the nine months ended September 30, 2019 is unaudited)

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, $2.80 with the conversion price of $1.80; Bond equivalent yield rate 1.08%. At September 30, 2019, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.0001; Stock price at September 30, 2019 $0.14 with the conversion price of $0.06; Bond equivalent yield rate1.91%. The principal and interest balance was $36,185 at September 30, 2019. The note is currently in default.

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

(8) SHORT TERM LOANS - RELATED PARTY

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. $6,362 was repaid during the nine months ended September 30, 2019. At September 30, 2019, this loan balance is $0.

During the nine months ended September 30, 2019, the CEO advanced $15,424 to the Company, and was repaid $11,840, under an undocumented advance which carries no interest and has no stated maturity. At September 30, 2019, this loan balance is $3,380.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the nine months ended September 30, 2019 is unaudited)

(9) LONG TERM DEBT

In April 2017 the Company entered into a six year loan in the amount of $35,000 to purchase the Suzuki outboard engines for the Luxuria I. This loan carries an interest rate of 6.49% with monthly payments. At September 30, 2019 the balance of this loan was $22,692, of which $5,755 is due within one year. The lender retains a security interest in the outboard motors for the Luxuria I even though the vessel has been sold.

(10) COMMITMENTS AND CONTINGENCIES

a) Stockholders deficit

At September 30, 2019, the Company had the obligation to issue 1,000 shares of common stock on July 1, 2017 and 1,000 shares on January 1, 2018, under a three year consulting agreement entered into on December 9, 2016. These shares were valued at the market price for shares at the date they are earned.

At September 30, 2019, the Company had the obligation to issue 1,000 shares of common stock on May 22, 2018 under a three month consulting agreement entered into on that date. These shares were valued at the market price for shares at the date they were earned.

At September 30, 2019, the Company had the obligation to issue 6,000 shares of common stock on April 6, 2018 under a consulting agreement entered into in April 2017. These shares were valued at the market price for shares at the date they were earned.

The $5,050 value of these 8,000 shares has been recorded in accrued liabilities at September 30, 2019. (Note 6)

b) Leases

We occupy approximately four hundred (400) square feet of office space without charge at the residence of our Chief Executive Officer, President, Treasurer and Director, and our Secretary.

c) Material Contracts and Agreements

On November 1, 2016, the Company entered into a three year employment agreement with its CEO, Robert Rowe. This agreement calls for him to be paid $20,000 per month in cash and for the Company to issue him 10,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $57.70 per share, for a total of $577,700, which was recorded as prepaid officer compensation and was amortized over the one year vesting period. The agreement allows him to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon conversion the Company recognized a $515,000 conversion loss as additional officer compensation. The Company is also obligated to pay Leah Rowe, spouse of Bob Rowe, $600 per week as Corporate Secretary. At September 30, 2019, $322,979 is accrued under these agreements as noted in Note 6.

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

(Information as to the nine months ended September 30, 2019 is unaudited)

(10) COMMITMENTS AND CONTINGENCIES (continued)

c) Material Contracts and Agreements, continued

The agreement allows Oceanside to elect to convert any accrued compensation due him for common stock at a 50% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as consulting fee expense. On September 5, 2017, upon conversion the Company recognized a $480,000 conversion loss as related party professional fees. At September 30, 2019, $352,000 is accrued under this agreement as noted in Note 6.

On May 19, 2017, as amended in September 2017, the Company entered into a two year consulting agreement with a related party, Ron Rowe II. This agreement calls for him to be paid $8,000 per month in cash and for the Company to issue him 5,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $29 per share, for a total of $145,000, which was recorded as an immediate consulting expense as it was for past services. The agreement allows the consultant to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. On September 5, 2017, upon conversion the Company recognized a $120,000 conversion loss as related party professional fees. At September 30, 2019, $128,405 is accrued under this agreement as noted in Note 6.

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

This party, a former officer of the Company, discussed in d) above has not accepted the stock certificate and informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated signed contractual price per share. In the third quarter 2019, the Company discovered this party had placed a lien on the barge bottom. This party agreed to release this lien upon payment of $50,000 in cash, which was made in the third quarter 2019.

e) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

(11) STOCKHOLDERS’ DEFICIT

At September 30, 2019 and December 31, 2018, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 2,901,311 and 2,403,311 issued and outstanding, respectively. At September 30, 2019 and December 31, 2018, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $729. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $936. At September 30, 2019, the balance of this note is $313,393, (see Note 7b).

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements and Financial Statements

(Information as to the nine months ended September 30, 2019 is unaudited)

(12) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founder’s brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At September 30, 2019 and December 31, 2018, the Company had accrued interest of $9,907 and $8,427, respectively.

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor for the net differential of $3,888.

c) Payments to related parties during the nine months ended September 30

During the second quarter the Company paid $4,000 to a company controlled by the brother of the founder for repairs to the Luxuria I.

(13) CONCENTRATIONS OF RISK

The Company has no revenue producing assets at September 30, 2019.  The Luxuria I floating vessel was sold with a closing date of April 24, 2019.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at September 30, 2019 (unaudited) and December 31, 2018, respectively.

(14) SUBSEQUENT EVENTS

a) Short-term loans,

In November 2019, the $80,000 short-term note was increased by an additional $5,000 loan to the Company. (See Note 7a))

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

Three (3) Months Ended September 30, 2019 and 2018

We had rental revenues of $0 and $1,392 for the three (3) months ended September 30, 2019 and 2018, respectively. We had vessel sale revenues of $0 and $0 for the three (3) months ended September 30, 2019 and 2018, respectively.

Cost of revenues, (exclusive of depreciation shown separately below), was $0 compared to $14,435 for the three (3) months ended September 30, 2019 and 2018, respectively.

General and administrative expenses were $71,380 compared to $58,975 for the three (3) months ended September 30, 2019 and 2018, respectively, an increase of twenty one percent (21.0%). General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel.

Our professional fees were $14,638 compared to $18,577 for the three (3) months ended September 30, 2019 and 2018, respectively. This decrease is principally the result of increased expenses relating to the marketing of the Luxuria vessel.

Our interest expense was $10,902 compared to $54,167 for the three (3) months ended September 30, 2019 and 2018, respectively, The decrease is primarily due to entering into a settlement agreement with our largest creditor that was tied to the sale of the Luxuria vessel.

Our change in fair value of derivative was ($236,465) and $14,662 for the three months ended September 30, 2019 and 2018, respectively.

We recorded a net loss of ($431,841) compared to ($220,010) for the three (3) months ended September 30, 2019 and 2018, respectively.

Nine (9) Months Ended September 30, 2019 and 2018

We had rental revenues of $0 and $15,550 for the nine (9) months ended September 30, 2019 and 2018, respectively.  We had vessel sale revenues of $750,000 and $0 for the nine (9) months ended September 30, 2019 and 2018, respectively.

Cost of revenues, (exclusive of depreciation shown separately below), was $583,710 compared to $57,355 for the nine (9) months ended September 30, 2019 and 2018. This increase was primarily due to the net book value of the Luxuria vessel sold.

General and administrative expenses were $234,599 compared to $216,459 for the nine (9) months ended September 30, 2019 and 2018, respectively, an increase of eight point four percent (8.4%). General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel.

Our professional fees were $86,130 compared to $74,544 for the nine (9) months ended September 30, 2019 and 2018, respectively. This increase is principally the result of increased expenses relating to the marketing of the Luxuria vessel.

Our interest expense was $33,122 compared to $214,545 for the nine (9) months ended September 30, 2019 and 2018. The decrease is primarily due to entering into a settlement agreement with our largest creditor that was tied to the sale of the Luxuria vessel.

Our change in fair value of derivative was ($143,243) and $108,150 for the nine (9) months ended September 30, 2019 and 2018, respectively.

We recorded a net loss of ($580,634) compared to ($943,742) for the nine (9) months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Our cash decreased $775 for the nine months ended September 30, 2019. Our operating activities provided $532,689 of cash during the nine months ended September 30, 2019. Our operating activities consisted primarily of marketing and related sale of the Luxuria I for sale, marketing the concept to enter into custom design and build versions which are under contract for sale prior to beginning to build.

Financing Activities

During the nine (9) months ended September 30, 2019, we funded our working capital requirements principally through the use of additional debt proceeds of $130,424. We also reduced outstanding debt by $663,888 during the nine (9) months ended September 30, 2019.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3n) of Notes to the unaudited Consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel formerly located in Boston Harbor, Massachusetts. We sold the Miss Leah in September 2017. We sold the Luxuria I in April 2019.

As of September 30, 2019, we had cash on hand of $186 for our operational needs. Currently, our operating expenses are approximately $15,000 per month. We were obligated to repay an outstanding loan in one lump payment in the amount of $94,500 on July 19, 2019, which is past due as of the date of this filing. We were obligated to pay a lump sum of $50,000 on May 20, 2019, and $65,000 on October 25, 2019, which is past due as of the date of this filing. We were obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing. We were obligated to repay two outstanding loans in one lump payment in the amounts of $10,000 and $10,000 on May 17, 2018, which are currently in default. We were obligated to repay an outstanding loan in one lump payment in the amount of $30,000 on October 6, 2018, which is currently in default. We are obligated to pay $72,500 in one lump payment on November 30, 2019.

If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs we would not have any cash for our operating needs.

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

Our first Luxuria barge bottom was delivered to us in late February 2016. We issued 425 shares of our common stock as payment for this barge bottom, valued at $70,000, or $165 per share, under an agreement dated August 11, 2016, at which time the market price of the stock was $230 per share. This party has not accepted the stock certificate and informed the Company that they want to renegotiate since the market price of the common stock has fallen below the negotiated price per share. We discovered that this party had placed a lien on the barge bottom and were required to pay them $50,000 to get this lien released, which was paid in the third quarter 2019.

The retail price of the Luxuria is between $1,200,000 and $1,500,000.

We are currently marketing the Luxuria models to yacht brokers, real estate brokers and boat dealerships.

Our cash balance at September 30, 2019 was $186 which is not enough cash to fund current operations.

We have an accumulated deficit of $6,534,099 from inception to September 30, 2019. A significant portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company ’ s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company ’ s disclosure controls and procedures, as defined in Rule 13a − 15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “ Exchange Act ” ), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2019 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2018, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2018, and there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2019. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 19, 2019