Form 10-Q/A
period 2019-09-30
Global Boatworks Holdings, Inc.
filed 2020-04-17
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment #1

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

EXPLANATORY NOTE

Global Boatworks Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for quarter ended September 30, 2019, as filed with the Securities and Exchange Commission on November 19, 2019, solely for the purpose of providing XBRL as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Other than as described above, no changes are made to the Quarterly Report on Form 10-Q as filed on November 19, 2019.

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

Dated: April 17, 2020