Form 10-K
period 2019-12-31
Global Boatworks Holdings, Inc.
filed 2020-06-22
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2019

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

As of June 19, 2020 we had 2,901,311 shares of common stock $.0001 par value outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2020, was $313,203 based on a $0.1333 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter.

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

Operations

We plan to generate revenues from the rental and sale of our vessels. During the fiscal year 2017, the Company sold a company-owned vessel known as the Miss Leah that was located in Boston Harbor, Massachusetts. That vessel had been previously available for rental. In 2019, we sold the first Luxuria-class vessel, the Luxuria I. The Luxuria had also been available for rental.

For the years ended December 31, 2019, and December 31, 2018, we had a net loss of $34,886 and $1,305,925 respectively. For the years ended December 31, 2019, and December 31, 2018, we had revenues of $750,000 and $15,550 respectively. Revenues in 2019 were from sale of the Luxuria I, and in 2018 revenues were from short term rentals of the Luxuria I.

Our operations to date and those of Global Boatworks, LLC, our wholly owned subsidiary include:

●	development of our business plan;
●	acquisition of our company owned vessel, the Miss Leah;
●	locating designers for our Luxuria models;
●	completing the design of our Luxuria models;
●	identifying amenities to be offered with the Luxuria models;
●	construction of the Luxuria I vessel;
●	developing and implementing marketing strategies;
●	marketing the short-term rental of the Miss Leah and Luxuria I on Home Away, Vacation Rentals By Owner (VRBO) and Air BnB; and
●	the sale of the Miss Leah
●	the sale of the Luxuria I

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

We have constructed the first of the Luxuria class, the Luxuria I, which was currently docked in South Florida and was available for short term rental and until its sale in April 2019.

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

Revenues

We generated revenue from the rental of Miss Leah until it was sold and from the rental and sale of the Luxuria I. Upon completion of a Luxuria-class vessel, it may be used as a short-term vacation rental until sold. We plan to dock the completed vessels at Bahia Mar Marina in Fort Lauderdale, Florida, where the vessel can be viewed and rented at a rate of approximately $1,000 per night, until sold.

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

We market our rentals through Homeaway, Vacation Rentals By Owner (VRBO) and AirBnB. The Luxuria I had been listed with a South Florida yacht brokerage and with a South Florida real property brokerage.

Property

The Company formerly occupied dockage space for the Luxuria I pursuant to an agreement with Bahia Mar Marina Bay, LLC dated May 1, 2018. We paid annual rents of approximately $55,000. This agreement was mutually terminated in October 2018. After the sale of the Luxuria I we do not have a need to for dock space until we build another vessel.

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

Employees

As of December 31, 2019, we have the following employees:

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

On August 11, 2016 we entered into a Securities Purchase Agreement with Tonaquint Inc., which provided for up to $610,000 in debt financing to the Company (inclusive of an original issue discount of $100,000). This agreement was amended on February 4, 2017 to extend the maturity date to May 11, 2017. In May 2017, the lender bifurcated the original note, which had a then remaining balance of $598,300, into two new notes, Note 1 with a principal balance of $200,000 and Note 2 with a principal balance of $416,249, which included a maturity extension fee of $17,949. Note 1 was collateralized with the Miss Leah and Note 2 with all Company’s assets including the Luxuria I. On September 14, 2017, the Company paid off the balance of Note 1 in the amount of $176,986 from the proceeds of the sale of the Miss Leah. On March 19, 2019 we entered into a Settlement Agreement with Tonaquint and St. George settling the outstanding notes with a $600,000 payment upon the sale of the Luxuria I and a payment of $70,000 six months thereafter. Both payments have been made and the notes have been satisfied.

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

We incurred net losses of $34,886 and $1,305,925 for the fiscal years ended December 31, 2019, and December 31, 2018, respectively. As a result, our independent registered public accounting firms have included explanatory paragraphs in their audit opinions and management has included a footnote regarding our going concern risk that we may be unable to continue as a going concern. Our limited operating history and financial resources raises substantial doubt about our ability to continue as a going concern and our consolidated financial statements contain a going concern qualification. Our consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We are an early stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed company. For the fiscal years ended December 31, 2018, and December 31, 2019, we had revenues of $15,550 and $750,000, respectively. For the fiscal years ended December 31, 2018, and December 31, 2019, we have a net loss of $1,305,925 and $34,886, respectively. Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

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

Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable. Our operating expenses are approximately $10,000 per month or $120,000 annually. We will require $10,000 per month or $120,000 over the next twelve (12) months to meet our operational costs, which consist of rent, advertising, salaries and other general, administrative expenses to comply with the costs of being an SEC reporting company.

We are obligated to repay outstanding indebtedness of approximately $372,000 during the next 12 months.

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

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance for legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the cost of SEC reporting will be approximately $70,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

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

We are unable to predict the impact of COVID-19 on our company.

The Luxuria series of floating homes is constructed in marine facilities and appeals to those that seek a lifestyle that incorporates being on the water. Our product is more expensive than a traditional home built on land. Because of COVID-19 and the uncertainty surrounding economic conditions moving forward we cannot predict the willingness of buyers to absorb the additional cost of a luxury floating home as compared to a traditional home. Additionally, due to the cancelation of large public events we don’t know if the cities of Miami and Fort Lauderdale will continue to host boat shows which are an important marketing tool for the Company.

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

Our Chief Executive Officer, President, Treasurer and Director, Robert Rowe is our only full-time employee. Leah Rowe, our Secretary spends approximately fifteen (15) hours per week on our business. The limited number of full-time employees we employ may be inadequate to implement our plan of operations and develop a profitable business.

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

As of June 12, 2020, we had 2,901,311 shares of common stock outstanding, each entitled to one vote per common share. Our Chief Executive Officer, President, Treasurer and Director, Robert Rowe, beneficially owns 9.7% of the common shares and 1,000,000 preferred shares that have voting power equal to 1,000 shares of common stock for each preferred share. This entitles Mr. Rowe to control all matters submitted to a vote of our common stockholders. As a result, our management has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors. Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

Our Articles of Incorporation authorize us to issue 5,000,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. As of June 12, 2020, we had 2,901,311 shares of common stock and 1,000,000 shares of Series A preferred shares outstanding. Accordingly, we may issue up to an additional 4,997,098,689 shares of common stock and 9,000,000 shares of blank check preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for acquisitions or other corporate actions and on a fair value basis for shares issued for services that may have the effect of diluting the value of the shares held by our stockholders and may have an adverse effect on any trading market for our common stock. Our Board of Directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company previouly occupied dockage space for the Luxuria I at the Bahia Mar Marina in Fort Lauderdale, Florida. Following the sale of the Luxuria we no longer require dock space. We occupy approximately four hundred (400) square feet of office space without charge at the residence of Robert Rowe our Chief Executive Officer, President, Treasurer and Director, and Leah Rowe, our Secretary.

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

The following table sets forth the low and high closing prices for the company’s stock during each quarter of 2018, after given effect to the Company’s reverse split effective December 14, 2018:

	Low Price	High Price
Quarter Ended 3/31/19	$.007	$.036
Quarter Ended 6/30/19	$.01	$.07
Quarter Ended 9/30/19	$.035	$.20
Quarter Ended 12/31/19	$.06	$.20

Security Holders

As of December 31, 2019, we had fifty-four (54) record holders of our common stock.

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

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of a note principal in the amount of $705.

On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of a note principal in the amount of $910.

At December 31, 2019 the Company is obligated to issue 1,000 shares, valued at $300, to a consultant under an agreement entered into May 22, 2018.

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

Years Ended December 31, 2019 and 2018

We had vessel sale revenues of $750,000 and $0 for the years ended December 31, 2019 and 2018.

We had rental revenues of $0 and $15,550 for the years ended December 31, 2019 and 2018, respectively, or a 100% decrease.

Cost of revenues, excluding depreciation, was $662,457 compared to $63,855 for the years ended December 31, 2019 and 2018, respectively, or a 937.4% increase. This increase was due to the Luxuria I being sold. The Luxuria I was depreciated for 12 months in 2018 and only 4 months in 2019.

General and administrative expenses were $313,233 compared to $320,197 for the years ended December 31, 2019 and 2018, respectively, a decrease of 2.17%. General and administrative expenses are principally composed of public company expenses, insurance, maintenance, officer pay and travel.

Our depreciation expense on all depreciable assets for the years ended December 31, 2019 and 2018 was $23,932 and $71,640, respectively. The Luxuria was depreciated for four months the year in 2019 and the whole year in 2018.

Our professional fees - related party were $208,000 compared to $264,000 for the years ended December 31, 2019 and 2018, respectively. The decrease is due to the contracts expiring during the year and not being renewed.

Our professional fees were $128,721 compared to $95,205 for the years ended December 31, 2019 and 2018, respectively, an increase of 35.2%. This was primarily due to our engagement of a consultant utilized during the marketing of the Luxuria I for sale.

Our interest expense was $43,316 compared to $236,405 for the years ended December 31, 2019 and 2018, respectively, a decrease of 81.7%. This decrease is due to the payoff of certain debt with the sale of the Luxuria I and conversions of our convertible debt.

Our gain (loss) on debt extinguishment was $1,275,814 and ($258,809) for the years ended December 31, 2019 and 2018, respectively.

Our change in fair value of derivative expense was $681,163 and $4,097 for the years ended December 31, 2019 and 2018, respectively.

We recorded a net loss of ($34,886) compared to ($1,305,925) for the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources Cash Flow Activities

Cash Flow Activities

Our cash decreased $841 for the year ended December 31, 2019. We used $91,746 of cash in operating activities during the year. Our operating activities consisted primarily of marketing and maintaining the Luxuria I and subsequently marketing for custom design and build floating vessels.

Our cash decreased $146 for the year ended December 31, 2018. We used $208,484 of cash in operating activities during the year.  Our operating activities consisted primarily of marketing and maintaining the Luxuria I.

Investing Activities

During the year ended December 31, 2019, we had investing activities of the receipt of $625,107 for the sale of the Luxuria I.

During the year ended December 31, 2018, we had no investing activities.

Financing Activities

During the year ended December 31, 2019, we funded our working capital requirements principally through the proceeds of related party loans in the amount of $182,500. During the year ended December 31, 2019, we received $26,029 and repaid $21,534 on officer advances. We paid $721,198 on third party loans.

During the year ended December 31, 2018, we funded our working capital requirements principally through the proceeds of third-party loans in the amount of $236,500. During the year ended December 31, 2018, we received $20,581 and repaid $29,643 on officer advances. We paid $19,100 on third party loans.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3 m) of Notes to the consolidated Financial Statements.)

Plan of Operations

Historically, we generated revenue from the short-term vacation rental of the Miss Leah, a company owned vessel located in Boston Harbor, Massachusetts. As of June 30, 2017, we transferred the Luxuria I from construction in process to fixed assets held for rental and sale. The Luxuria I was sold on April 24, 2019.

Once the Luxuria I was sold, we began negotiating with several parties for custom design and build floating vessels. Some of these negotiations are for smaller versions of the Luxuria I. One party that we have been negotiating with is for a super size floating vessel that would be used as a combination sales office and model for a condominium project. Generally these projects are cost plus type projects which will require significant deposits and progress payments during the design and build, which will make each project self-sustaining. We are also seeking funding for our ongoing operations beyond these projects.

As of December 31, 2019, we had cash on hand of $120 for our operational needs. Currently, our operating expenses are approximately $10,000 per month.

We were obligated to repay an outstanding loan in one lump payment in the amount of $106,500 (including accrued interest) on July 15, 2019, which is in default.

We were obligated to repay an outstanding loan in the amount of $632,782 on November 11, 2018. We were obligated to repay an outstanding loan in one lump payment in the amount of $315,056 on November 11, 2018. Both of these notes are in default. In March 2019, we negotiated a combined settlement for these notes which consists of a $600,000 payment upon the closing of the sale of the Luxuria I and $70,000 six months thereafter. These amounts have been paid.

We were obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing. We were obligated to repay two outstanding loans in one lump payment, each in the amount of $10,000 on May 17, 2018, which are past due as of the date of this filing. We were obligated to repay an outstanding loan in one lump payment in the amount of $30,000 on October 15, 2017, which is past due as of the date of this filing. We were obligated to repay an outstanding loan in one lump payment in the amount of $16,500 on December 30, 2018, which was repaid in March 2019.

We were obligated to repay a note in one lump payment in the amount of $80,000 on October 15, 2019, which has been amended to be due on demand.

We are obligated to repay a note in one lump payment in the amount of $77,500 on demand.

If we fail to generate sufficient revenues or raise additional funds to meet our monthly operating costs, we would have available cash for our operating needs for approximately zero (0) months.

We are focusing our efforts on commercializing luxury stationary vessels designed in a South Florida modern style. We completed the design of the Luxuria model in the first quarter of 2015 and began construction in March 2016. It was completed as of June 30, 2017. Luxuria I is approximately 1,600 square feet, with two (2) bedrooms and bathrooms, and sleeps up to six (6) people. We are also marketing the concept of custom designed and built smaller versions of the Luxuria that would cost less to build and have a lower selling price.

We anticipate that each non-custom vessel will cost approximately $650,000 to construct. Construction will take between five (5) to seven (7) months, per vessel. We will require additional funds to develop and carry out our future plans including construction of our second Luxuria class vessel which has not yet commenced. We plan to begin marketing each vessel when manufacturing commences.

Our cash balance at December 31, 2019 was approximately $119 , which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of $5,988,352 from inception to December 31, 2019. A significant portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

Our future plans to build a second Luxuria class vessel are contingent upon the receipt of capital of at least $700,000. This may be from a future offering of the Company’s securities.

We had been marketing the Luxuria models to yacht brokers, real estate brokers and boat dealerships and showed it in the Ft. Lauderdale boat show in November 2017. The Luxuria I was sold on April 24, 2019.

Convertible Notes

NOTES 1 AND 2:

On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note was secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note was structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and were amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which also were recorded as debt discounts and were amortized over the six month life of the note. Also, the Company was required to issue 100 shares of restricted common stock which was valued at $100 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carried an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

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

The total note was convertible into common stock upon an event of default as follows:

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

On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest as a debt discount and was amortized to maturity. At December 31, 2019, the unamortized balance is $0.

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

Note 1 required a mandatory partial prepayment of up to $200,000 when the Company sold the Miss Leah, upon the receipt of which the lender agreed to release the security interest in the vessel. Note 2 contains no such provision.  All other provisions of the original note are carried over to these two new notes. The maturity date of theses two notes was August 11, 2017. On August 11, 2017, the lender agreed to negotiate three month extensions for both notes which was completed August 14, 2017, and combined extension fee of $17,619 was added to the principal balance of the notes.

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

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $704. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $910.

At December 31, 2018, the valuation method utilized to compute the embedded derivative liability was the Black-Scholes model with the following assumptions: Expected life in years 0.0; Stock price at December 31, 2018 $0.10; conversion price of $0.06; Bond equivalent yield rate 2.44%.

The lender of Note 2 each in Notes 7a and b (with a combined total due of $947,840) agreed to a global settlement of $600,000 upon the closing of the sale of the Luxuria I and $72,500 due December 5, 2019. The lender agreed to forgive the $273,675 balance, which was recorded as a debt extinguishment gain. This second tranche was paid on December 5, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

F-1

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Changes in Deficiency in Stockholders’ Equity

F-5

Consolidated Statements of Cash Flows

F-6

Notes to Consolidated Financial Statements

F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Global Boatworks Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Boatworks Holdings, Inc. (the Company) at December 31, 2019 and the related consolidated statements of operations, changes in deficiency in stockholders’ equity and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company continues to sustain negative operating cash flows and has a working capital deficiency of approximately $1.7 million and an accumulated deficit of approximately $6.0 million at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2020.

Ft. Lauderdale, Florida

June 22, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Global Boatworks Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Boatworks Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $1,305,925 and $208,484, respectively, in 2018 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $2,234,988, $1,779,114 and $5,953,465, respectively, at December 31, 2018.  Furthermore, the Company has defaulted on some loans both before and after December 31, 2018.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Global Boatworks Holdings, Inc.

Consolidated Balance Sheets

December 31,

ASSETS	2019	2018
CURRENT ASSETS
Cash	$ 119	$ 961
Short-term loan to stockholder, net of reserve of $11,177 and $30,000	-	-
Prepaid expenses	-	6,760
Total current assets	119	7,721
PROPERTY AND EQUIPMENT - HELD FOR SALE
Floating vessel held for sale, net of accumulated depreciation of $0 and $101,577	-	575,603
PROPERTY AND EQUIPMENT - OTHER
Other, net of depreciation of $0 and $3,060	-	3,235
Architectural plans, net of $6,839 and $5,016 accumulated amortization	5,927	7,751
Net property and equipment	5,927	586,589
Total Assets	$ 6,046	$ 594,310
LIABILITIES, TEMPORARY EQUITY AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,277,253	$ 728,372
Short-term loan and advances from related parties	168,153	6,158
Short-term loans	116,500	723,313
Short-term convertible notes	81,539	408,345
Short-term convertible note, related party	-	18,048
Fair value of derivative liability	38,361	349,107
Current portion of long term debt	5,850	5,478
Due to related party predecessor	3,888	3,888
Total current liabilities	1,691,544	2,242,709
LONG TERM LIABILITIES
Long term debt to third party	15,438	21,288
Note Payable and accrued interest for the vessel - related party	110,400	108,427
Total long term liabilities	125,838	129,715
Total Liabilities	1,817,382	2,372,424
Commitments and Contingencies (Note 10)
Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively ($1,000 redemption value)	1,000	1,000
DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 2,901,311 and 2,403,311 shares issued and outstanding at December 31, 2019 and 2018	290	240
Additional paid-in capital	4,175,726	4,174,111
Accumulated deficit	(5,988,352)	(5,953,465)
Total deficiency in stockholders’ equity	(1,812,336)	(1,779,114)
Total Liabilities, Temporary Equity and Deficiency in Stockholders’ Equity	$ 6,046	$ 594,310

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Operations

Year ended December 31,

	2019	2018
REVENUES
Vessel sales	$ 750,000	$ -
Rental revenue	-	15,550

Total revenues	750,000	15,550

OPERATING EXPENSES
Cost of vessel sold, excluding depreciation shown below	662,457	-
Cost of rental revenue, excluding depreciation shown below	-	63,855
General and administrative	313,233	320,197
Depreciation and amortization	23,932	71,640
Professional fees - related party	208,000	264,000
Professional fees	128,721	95,205

Total operating expenses	1,336,343	814,897

Loss from operations	(586,343)	(799,347)

Other (income) expense
Other income	(122)	-
Interest expense	43,316	236,405
(Gain) loss on extinguishment of debt and debt conversions, net	(1,275,814)	258,809
Initial and change in fair value of derivative	681,163	4,097
Impairment reserve	-	7,267

Total other (income) expense	(551,457)	506,578

Net loss	$ (34,886)	$ (1,305,925)

Loss per weighted average common share	$ (0.01)	$ (0.66)

Number of weighted average common shares outstanding - Basic and Diluted	2,861,031	1,968,113

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Changes in Deficiency in Stockholders’ Equity

For the years ended December 31, 2019 and 2018

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2017	-	$-	732,953	$73	$3,644,008	$(4,647,540)	$(1,003,459)

Shares issued for services	-	-	1,000	-	200	-	200
Shares issued upon debt conversion	-	-	1,669,152	167	529,903	-	530,070
Round up shares from reverse split	-	-	206	-	-	-	-

Net loss, year ended December 31, 2018	-	-	-	-	-	(1,305,925)	(1,305,925)

BALANCE, December 31, 2018	-	-	2,403,311	240	4,174,111	(5,953,465)	(1,779,114)

Shares issued upon debt conversion	-	-	498,000	50	1,615	-	1,665
Net loss, year ended December 31, 2019	-	-	-	-	-	(34,886)	(34,886)

BALANCE, December 31, 2019	-	$-	2,901,311	$290	$4,175,726	$(5,988,352)	$(1,812,336)

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Consolidated Statements of Cash Flows

Year ended December 31,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (34,886)	$ (1,305,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial and change in fair value of derivative	681,163	4,097
Common stock issued for services	-	200
Impairment reserve	-	7,267
Loss on insurance claim	28,746	-
Gain on debt extinguishment and note conversions, net	(1,275,814)	(41,059)
Loss on debt conversion	-	299,868
Amortization and depreciation	23,932	71,640
Amortization of debt discounts, prepaid interest and OID	-	199,683
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	6,760	(1,124)
Increase in accounts payable and accrued expenses	457,029	448,543
Increase in accrued interest expense	21,323	108,326
Net cash used in operating activities	(91,746)	(208,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from vessel sale	625,107	-
Net cash provided by investing activities	625,107	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer loan	26,029	20,581
Payments on officer loan	(21,534)	(29,643)
Payments on third party loans	(721,198)	(19,100)
Proceeds from related party loans	182,500	236,500
Net cash (used in) provided by financing activities	(534,203)	208,338
Net decrease in cash	(842)	(146)
CASH, beginning of year	961	1,107
CASH, end of year	$ 119	$ 961
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 21,992	$ 36,723
Income tax paid in cash	$ -	$ -
Non-Cash Investing and Financing Activities:
Common stock issued upon conversion of convertible debt	$ 1,664	$ 530,070
Interest charges for extension of debt	$ -	$ 71,508
Initial derivative value recorded as a debt discount	$ -	$ 16,500

The accompanying notes are an integral part of the consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” or “Global Boatworks”), was formed on May 11, 2015, under the laws of the State of Florida. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida.  The Company’s business activities to date have primarily consisted of the formation and implementation of a business plan for building luxury floating vessels on a barge bottom, the rental activities relating to the vessels, the sale of the Miss Leah, the construction of a new vessel, the Luxuria I and the rental activities of and marketing for sale and the sale of the Luxuria I.

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

b) Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements involved the valuation of construction in progress, depreciable life of the floating vessel, valuation of long lived assets, valuation of derivatives, valuation of common and preferred stock issued as compensation and valuation allowance on deferred income tax assets.

c) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit, accumulated deficit and deficiency in stockholder’s equity of $1,691,425; $5,988,352 and $1,812,336, respectively, at December 31, 2019. In addition the Company had net loss of $34,886 and used cash of $91,746 in operating activities in 2019. In addition the Company defaulted on seven of its notes during the year ended December 31, 2018, of which 4 remain outstanding at December 31, 2019. It is management’s opinion that these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The Company has expenses as a result of being a publicly held company and constructing new vessels without immediate increases in revenues as the Company continues to implement its plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessels. The Company also is seeking to raise sufficient equity capital to enable it to pay off its existing indebtedness. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at December 31, 2019 or 2018.

b) Construction in progress

Costs to construct vessels are capitalized during the construction phase. Upon completion of a vessel the Company will either sell the vessel or place it in service as a rental property. If the vessel is to be leased, the construction costs are transferred to property and equipment and depreciated over its useful life.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The following reflects the Company’s assets and liabilities that are measured at fair value on a recurring and nonrecurring basis at December 31, 2019 and 2018, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	2019	2018
Level 3 - Embedded Derivative Liability	$38,361	$349,107

Changes in Level 3 assets measured at fair value for the year ended December 31, 2018 were as follows:

Balance, December 31, 2017	$369,570
Portion of initial valuation recorded as debt discount	16,500
Extinguishment upon conversion or repayment	(41,060)
Initial and change in fair value	4,097
Balance, December 31, 2018	349,107
Extinguishment upon conversion or repayment	(991,859)
Initial and change in fair value	681,113
Balance, December 31, 2019	$38,361

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

f) Revenue recognition

The Company recognizes revenues under the framework prescribed in ASC 606 “Revenues from Contracts with Customers”.

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

g) Stock compensation for services rendered

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the shorter of period the employee or director is required to perform the services in exchange for the award or the vesting period. The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505-50, for share-based payments to non-employees, compensation expense is determined at the “measurement date”. The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU requires an entity to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period).  The Company adopted the provisions ASU 2018-07 on January 1, 2019.

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

As of December 31, 2019, the tax years 2018, 2017, and 2016 for the LLC and the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

i) Convertible Notes With Fixed Rate Conversion Features

The Company may issue convertible notes, which are convertible into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the note at the time of issuance at the fixed monetary value of the payable and records any premium as a debt discount and amortizes it over the life of the debt.

j) Debt issue costs

The Company accounts for debt issuance cost paid to lenders, or third parties as debt discounts which are amortized over the life of the underlying debt instrument.

k) Net loss per share

Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to stockholders by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution. There were 553,724 and 5,881,336 common stock equivalents for the years ended December 31, 2019 or 2018, respectively.

l) Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivatives are removed from the consolidated balance sheets. The shares issued upon conversion of the note are recorded at their fair value with extinguishment gain or loss recognition as applicable.

Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

m) Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adopted ASU 2016-02 effective January 1, 2019 and it has had no effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting” which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. The existing guidance on nonemployee share-based payments is significantly different from current guidance for employee share-based payments. This ASU expands the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees. It requires a company to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2018-07 did not have a material effect on the Company’s consolidated financial statements, as no share based awards were issued in 2019.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(4) PROPERTY AND EQUIPMENT

Property and Equipment held for sale consisted of the following at December 31, 2019 and 2018:

	2019	2018
Luxuria I floating vessel	$-	$677,180
Less: accumulated depreciation	-	(101,577)
Total P&E held for sale	$-	$575,603

On June 30, 2017, the Company transferred the Luxuria I, a two story luxury floating living vessel in the South Florida architectural style, built on a barge platform, from construction in progress to fixed assets as it is complete. The Company has the Luxuria I available for either vacation rental or outright sale. As long as it was available for vacation rental the Company was recording depreciation over a 20 year period. Depreciation expense for the years ended December 31, 2019 and 2018 was $22,109 and $67,718, respectively. The Luxuria I was sold on April 24, 2019 for $750,000. At the date of the sale the net book value of the Luxuria I was $554,159.

Property and Equipment consisted of the following at December 31, 2019 and 2018:

	2019	2018
Architectural plans	$12,766	$12,766
Furniture and equipment	-	6,296
Less: accumulated amortization and depreciation	(6,839)	(8,076)
Total P&E	$5,927	$10,986

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and has begun amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the years ended December 31, 2019 and 2018, was $1,824 and $1,824, respectively.

For property and equipment- other, depreciation expense for the years ended December 31, 2019 and 2018 was $665 and $2,098, respectively.  In April 2019, when the sale of the Luxuria I closed, the Company wrote off the undepreciated balance of $2,571 of furniture and equipment that was directly related to the Luxuria I.

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

The terms of this acquisition were for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital in 2014 as a distribution for $100,000. Outstanding principal and accrued interest totaled $110,400 and $108,427 at December 31, 2019 and 2018, respectively.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(6) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows, at December 31:

	2019	2018
Note 1	$ -	$ 40,000
Note 2	-	632,782
Note 3	106,500	50,000
Note 4	-	531
Note 5	10,000	-
Note 6	80,000	-
Note 7	77,500	-
Less: unamortized debt discounts	-	-
Total short term notes, net	$ 274,000	$ 723,313

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

The $100,000 remaining balance of the original note was renegotiated into a new note on December 5, 2016 which matured on July 15, 2017. This new note carried interest at a rate of 16.8% which was payable in cash monthly. The Company paid $14,443 in interest during the year ended December 31, 2017. This new note required the Company to issue 100 shares which were valued at $6,000 which was recorded as a discount and was amortized over the remaining life of the note. (see following assignments). The $40,000 balance of Note 1 matured on July 15, 2019 and was combined with Note 3 in December 7, 2018, amendment.

NOTE 2: On January 5, 2017, pursuant to a securities purchase agreement and a secured promissory note for $830,000 available in five tranches, the Company drew $170,000 and received $150,000 in cash net of $15,000 OID and $5,000 legal fees under this nine month secured promissory note. This note was secured by all the assets of the Company, inclusive of the Luxuria I and the Luxuria II, the member interests of its wholly owned LLC and personally guaranteed by Robert Rowe, CEO of the Company. The lender’s security interests were subordinate by law to the security interests of the August 11, 2016 lender.  This note is structured in multiple parts, first the initial $170,000 as drawn and a subsequent $660,000 which can be drawn at the Company’s option. This note does not carry a stated interest rate, (except that the rate was 22% due to an event of default as defined in the promissory note), but carried an Original Issue Discount (OID) that totals $75,000 and is pro-rata on each tranche drawn. The OID was amortized over the remaining life of the note from the date drawn.

In addition, the Company was required to pay $5,000 of the lender’s legal fees which was applied to the first tranche drawn, which was recorded as debt discount and was amortized over the nine month life of the note. The Company received the second tranche of $110,000 and received $100,000 in cash net of $10,000 OID under this note in March 2017.  The Company received the third tranche of $55,000 and received $50,000 in cash net of $5,000 OID under this note in November 2017. On November 16, 2017, the lender agreed to extend the note for a three month period and an extension fee of $10,050 was added to the principal balance of note. On January 17, 2018, the lender agreed to extend this note for an additional three month period for an extension fee of $10,351. On April 4, 2018, the lender agreed to further extend this note for an additional three month period for an extension fee of $11,712.

On February 9, 2018, $38,500 was extended to the Company as a draw on this note, including $3,500 OID. On April 6, 2018, $33,000 was extended to the Company as a draw on this note, including $3,000 OID. The note in the remaining balance of

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(6) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, continued

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

On July 3, 2018, August 2, 2018 and September 14, 2018 $27,500, $27,500 and $27,500 was extended to the Company as a draw on this note, including $2,500, $2,500 and $2,500 OID. On July 6, 2018, the lender agreed to extend this note for an additional three month period for an extension fee of $14,613. On October 19, 2018 and November 21, 2018, $27,500 and $27,500 was extended to the Company as a draw on this note, including $2,500 and $2,500 OID. On October 6, 2018, the lender agreed to extend this note for an additional one month period for an extension fee of $5,667. At December 31, 2018, the balance of this note and the unamortized discount was $632,782 and $0, respectively.

This note required a partial prepayment if and when the Company sells the Luxuria I and Luxuria II, upon the receipt of which the lender agreed to release its security interest in the vessels. This prepayment is 10% of the profits on the Luxuria I and 33% of the profits on the Luxuria II. The Company repaid $600,000 of this note at the closing of the sale of the Luxuria I in April 2019 in accordance with the March 2019, settlement agreement. The lender of Note 2 each in Notes 7a and b (with a combined total due of $947,840) agreed to a global settlement of $600,000 payment upon the closing of the sale of the Luxuria I and a payment of $72,500 due December 5, 2019. The lender agreed to forgive the $273,675 balance. This second tranche was paid on December 5, 2019. The balance owed for rental revenue at December 31, 2019 and 2018 was $0 and $3,388, respectively, and was included in the note balance.

NOTE 3:  On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $15 per share based on the quoted market price which was recorded as a debt discount and was amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable at maturity of July 17, 2018. The unamortized balance of the discount is $0 at December 31, 2018. Total unpaid principal and interest is $50,000 at December 31, 2018.The $50,000 balance of Note 1 matures on July 15, 2019 and was combined with Note 1 in December 7, 2018, amendment.

NOTE 4: On April 18, 2018, the Company entered into an eight month financing of the $14,450 Luxuria I annual insurance premium. The balance at December 31, 2019 and 2018 was $0 and $531, respectively.

NOTE 5: On March 4, 2019, a third party individual loaned the Company $10,000 on an undocumented basis with no stated interest or maturity terms. The balance at December 31, 2019 was $10,000.

NOTE 6: On March 25, 2019, a third party stockholder loaned the Company $105,000. This note is collateralized with the 1,000,000 shares of series A preferred stock held by the Company’s CEO. The note required a principal reduction of $50,000 on or before May 20, 2019 with the balance of $55,000 plus $10,000 in interest due on or before October 25, 2019. The Company paid $25,000 of this note at the closing of the sale of the Luxuria I. The balance at December 31, 2019 was $80,000. The note maturity has been amended to on demand.

NOTE 7: In November 2019, the stockholder holding Note 6 agreed to loan the Company $5,000 and on December 5, 2019, loaned the Company $72,500 to pay-off the second tranche of the settlement agreement for Note 2 above and convertible Note 2 below on an undocumented basis carrying no interest. The balance at December 31, 2019 is $77,500.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(6) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, continued

b) Short term convertible notes

Short term convertible debt including accrued interest was as follows at December 31:

	2019	2018
Convertible note 1	$ -	$ -
Convertible note 2	-	315,056
Convertible note 3	19,093	17,581
Convertible note 4	12,761	11,761
Convertible note 5	12,761	11,761
Convertible note 6 - related party	-	18,048
Convertible note 8	36,925	33,966
Convertible note 10	-	18,220
Less: related party note	-	(18,048)
Total convertible notes, net	$ 81,540	$ 408,345

NOTES 1 AND 2: On August 11, 2016, pursuant to a securities purchase agreement and a secured convertible promissory note for $610,000, the Company drew $305,000 and received $227,500 in cash under this six month secured convertible promissory note. This note was secured by all the assets of the Company, inclusive of the Miss Leah and the Luxuria 1, and the member interests of its wholly owned LLC. This note was structured in two parts, first the initial $305,000 as drawn and a subsequent $305,000 which can be drawn at the Company’s option in amount/s determined by the Company. This note does not carry a stated interest rate, but carries an Original Issue Discount (OID) that totals $100,000 and is proportional to the total amount borrowed. An OID of $50,000 was recorded as a discount to the note for the initial draw and were amortized over the six month life of the note. In addition, the Company is required to pay $10,000 of the lender’s legal fees (pro rata to the draws) and $22,500 of brokerage commission which was withheld from the initial $305,000 draw, both of which also were recorded as debt discounts and were amortized over the six month life of the note. Also, the Company was required to issue 100 shares of restricted common stock which was valued at $100 per share based on recent stock sales and recorded as a discount to the note and is being amortized over the six month life of the note. This note requires a $200,000 partial prepayment when the Company sells the Miss Leah. The note is personally guaranteed by the Company’s CEO, Robert Rowe. In event of default the note carried an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(6) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, continued

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

On February 4, 2017, the maturity date was extended to May 11, 2017. Under the terms of this extension, the Company agreed to pay an additional $18,300 in interest at maturity. The Company recorded this interest as a debt discount and was amortized to maturity. At December 31, 2019, the unamortized balance is $0.

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

Note 1 required a mandatory partial prepayment of up to $200,000 when the Company sold the Miss Leah, upon the receipt of which the lender agreed to release the security interest in the vessel. Note 2 contains no such provision.  All other provisions of the original note are carried over to these two new notes. The maturity date of theses two notes was August 11, 2017. On August 11, 2017, the lender agreed to negotiate three month extensions for both notes which was completed August 14, 2017, and combined extension fee of $17,619 was added to the principal balance of the notes.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(6) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, continued

the Company issued 95,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,400. On March 28, 2018, the Company issued 94,000 shares of common stock upon conversion of Note 2 principal in the amount of $11,280. On April 16, 2018, the Company issued 158,000 shares of common stock upon conversion of Note 2 principal in the amount of $9,480.

At December 31, 2018, the valuation method utilized to compute the embedded derivative liability was the Black-Scholes model with the following assumptions: Expected life in years 0.0; Stock price at December 31, 2018 $0.10; conversion price of $0.06; Bond equivalent yield rate 2.44%. At December 31, 2018, the balance of the note was $315,056 and the unamortized discount was $0 and the note was in default.

In March 2019, the lender of Note 2 each in Notes 7a and b (with a combined total due of $947,840) agreed to a global settlement of $600,000 upon the closing of the sale of the Luxuria I and $72,500 due December 5, 2019. The lender agreed to forgive the $273,675 balance, which was recorded as a debt extinguishment gain. This second tranche was paid on December 5, 2019.

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, $25 with the conversion price of $15; Bond equivalent yield rate 0.92%.At December 31, 2018, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.0; Stock price at December 31, 2019 $0.199 with the conversion price of $0.0895; Bond equivalent yield rate 1.48%. The principal and interest balance was $19,093 and $17,581 and the unamortized discount balance was $0 and $0 at December 31, 2019 and 2018, respectively. The note is in default at December 31, 2019 and 2018.

NOTES 4, 5 AND 6: On May 17, 2017, as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party,  and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $2 per share, with a maturity date of May 16, 2018. This was treated as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note to be amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750 shares in June 2017. (see note 11) On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes in exchange for 5,500 shares. (see note 11) In September 2017, the Company modified the conversion rate of these notes to $0.50 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. At December 31, 2019 and 2018, the total principal and interest was $25,522 and $41,570 and the unamortized discounts were $0 and $0, respectively. Notes 4 and 5 are in default at December 31, 2019 and 2018.

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

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(6) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, continued

conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below).

Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 60% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion. Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, $2.80 with the conversion price of $1.80; Bond equivalent yield rate 1.08%. At December 31, 2019, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.00; Stock price at December 31, 2018 $0.199 with the conversion price of $0.0895; Bond equivalent yield rate 1.48%. The principal and interest balance was $36,925 and $33,966 and the unamortized balance was $0 and $0 at December 31, 2019 and 2018, respectively.

NOTE 9: On October 18, 2017, pursuant to a securities purchase agreement and a one year convertible promissory note for $43,000 the Company received $40,000, net of $2,500 of the lender’s legal fees and $500 of due diligence fees which were withheld from the funds provided. This note carries a 12% interest rate, with all interest due at maturity.

The total note was convertible into common stock as follows:

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

On June 11, 2018, the Company issued 60,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600. On June 12, 2018, the Company issued 41,500 shares of common stock upon conversion of Note 9 principal in the amount of $2,490, which was $870 greater than the then remaining note and accrued interest balance, therefore 14,500 shares were issued in excess. On June 13, 2018, the Company issued 60,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600, which was $3,600 greater than the then remaining note and accrued interest balance, therefore 60,000 shares were issued in excess. On June 14, 2018, the Company issued 41,445 shares of common stock upon conversion of Note 9 principal in the amount of $2,487, which was $2,487 greater than the then remaining note and accrued interest balance, therefore 41,445 shares were issued in excess. On June 18, 2018, the Company issued 5,167 shares of common stock upon conversion of Note 9 accrued interest in the amount of $310, which was $310 greater than the then remaining note and accrued interest balance, therefore 5,167 shares were issued in excess. The Company has instructed the lender to either return the 121,112 excess shares or remit $7,267 in cash to the Company (par value of the excess shares). At December 31, 2018, the Company has recorded an impairment reserve for this receivable balance. The principal and interest was $0 and the unamortized discounts at December 31, 2018 totaled $0.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(6) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, continued

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

NOTE 10: On March 19, 2018, pursuant to a securities purchase agreement and a one year convertible promissory note for $16,500 the Company received $16,000. In addition, the Company is required to pay $500 of the lender’s legal fees which were withheld from the funds provided. This note carried a 14% interest rate, with all interest due at maturity.

The total note was convertible into common stock as follows:

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

Due to the variable conversion terms and certain default provisions, the embedded conversion option was recorded as a derivative liability.

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

This note was settled in cash on March 27, 2019, and the Company recorded a loss on repayment of the debt of $8,594.

(7) SHORT TERM LOAN - RELATED PARTY

On May 4, 2017, the Company borrowed $20,000 from the Company’s CEO under an informal agreement. This loan carries an interest rate of 8.98% and has a 36 month term. At December 31, 2019 and 2018, this note balance is $0 and $6,362, respectively.

During 2018, the CEO advanced $22,182 to the Company under an undocumented advance which carries no interest and has no stated maturity. During 2018, the Company repaid $22,386 of this advance. At December 31, 2018, this note balance is a receivable of $204.

During 2019, the CEO advanced $26,029 to the Company under an undocumented advance which carries no interest and has no stated maturity. During 2019, the Company repaid $15,172 of this advance. At December 31, 2019, the balance of this advance is $10,653.

(8) LONG TERM DEBT

In April 2017 the Company entered into a six year unsecured loan in the amount of $35,000 to purchase the Suzuki outboard engines for the Luxuria I. This loan carries an interest rate of 6.49% with monthly payments. At December 31, 2019 and 2018 the balance of this loan was $21,288 and $26,766, respectively, of which $5,850 is due within one year of December 31, 2019.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(9) COMMITMENTS AND CONTINGENCIES

a) Deficiency in Stockholder’s Equity

At December 31, 2019 and 2018, the Company had the obligation to issue 1,000 shares of common stock on July 1, 2017 and 1,000 shares on January 1, 2018, under a three year consulting agreement entered into on December 9, 2016. These shares were valued at the market price for shares at the date they were earned.

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

The value of these 8,000 shares ($5,050) has been recorded in accrued liabilities at December 31, 2019 and 2018.

b) Leases

We occupy approximately four hundred (400) square feet of office space without charge at the residence of our Chief Executive Officer, President, Treasurer and Director, and our Secretary.

c) Material Contracts and Agreements

On November 1, 2016, as amended in September 2017, the Company entered into a three year employment agreement with its CEO, Robert Rowe. This agreement calls for him to be paid $20,000 per month in cash and for the Company to issue him 10,000 shares of restricted common stock. These shares were issued and valued at the market price on the grant date, $57.70 per share, for a total of $577,700, which was recorded as prepaid officer compensation and will be amortized over the one year vesting period. The agreement allows him to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. At December 31, 2019, $342,979 is accrued under this agreement.

On December 9, 2016, the Company entered into an agreement (the Agreement) with Oceanside Equities, Inc., (Oceanside), a Florida corporation that provides consulting services. Oceanside agreed to provide us with services from December 9, 2016 until December 8, 2019, in exchange for a one time fee of $20,000 in cash; $16,000 per month accrued and payable in either cash or shares of restricted common stock at the Company’s election and 3,100 shares of our restricted common stock, to be issued 1,100 on January 1, 2017, 1,000 issued on July 1, 2017 and 1,000 issued on January 1, 2018. We valued these shares at the market price on the date they were earned which will be recognized over the term of the contract at the rate of 172 shares per month. The agreement allows Oceanside to elect to convert any accrued compensation due him for common stock at a 50% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as consulting fee expense. At December 31, 2019, $384,000 is accrued under this agreement.

During 2017, the Company entered into a two year consulting agreement with a related party, Ron Rowe II. This agreement calls for him to be paid $8,000 per month in cash. The agreement allows the consultant to elect to convert any accrued compensation due him for common stock at a 40% discount market or at such lower price that may have been provided to other parties. The Company recognizes gains or losses on such conversions, on conversion date, as compensation expense. At December 31, 2019, $128,405 is accrued under this agreement.

d) Common Stock Subscription Agreement

In the last quarter of 2014, as memorialized in May 2015, the Company received a stock subscription agreement from a now former officer and director of the Company for 1,500 shares of common stock in exchange for $250,000 in cash or services, such as labor and materials for the construction of the barge bottom, or $167 per share. Through June 30, 2016 this former officer and director has paid $55,000 and received 330 shares, respectively. In August 2016, the Company issued 425 shares of our restricted common stock to this former officer and director in exchange for the construction of the barge bottom for Luxuria I, delivered in February 2017, valued at $70,000, based on a negotiated agreement.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(9) COMMITMENTS AND CONTINGENCIES, continued

f) Legal Matters

From time to time, the Company may be involved in asserted claims or litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

This former officer discussed in e) above has not accepted the stock certificate and has informed the Company that he wants to renegotiate the stock purchase price since the market price of the common stock has fallen below the signed contractual price per share. In addition, this former officer unlawfully placed a lien against the Luxuria I in April 2019, resulting in the Company being compelled to pay him $50,000 to release the lien concurrently with the sale of the Luxuria I. The Company is exploring its options to seek restitution.

(10) DEFICIENCY IN STOCKHOLDERS’ EQUITY

Common Stock

At December 31, 2019 and 2018, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 2,901,311 and 2,403,311 shares issued and outstanding, respectively. At December 31, 2019 and 2018, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 and 1,000,000 Redeemable Series A preferred shares issued and outstanding, respectively.

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

On April 16, 2018, the Company issued 158,000 shares of common stock upon conversion of Note 2 principal in the amount of $9,480. On May 1, 2018, the Company issued 78,833 shares of common stock upon conversion of Note 9 principal in the amount of $4,730. On May 1, 2018, the Company issued 49,833 shares of common stock upon conversion of Note 9 principal in the amount of $2,990. On May 3, 2018, the Company issued 53,833 shares of common stock upon conversion of Note 9 principal in the amount of $3,230. On May 8, 2018, the Company issued 58,667 shares of common stock upon conversion of Note 9 principal in the amount of $3,520. On May 11, 2018, the Company issued 53,833 shares of common stock upon conversion of Note 9 principal in the amount of $6,460. On May 22, 2018, the Company issued 88,500 shares of common stock upon conversion of Note 9 principal in the amount of $10,620. On May 25, 2018, the Company issued 71,000 shares of common stock upon conversion of Note 9 principal in the amount of $8,520. On June 11, 2018, the Company issued 60,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600. On June 12, 2018, the Company issued 41,500 shares of common stock upon conversion of Note 9 principal in the amount of $2,490, which was $870 greater than the then remaining note and accrued interest balance, therefore 14,500 shares were issued in excess. On June 13, 2018, the Company issued 60,000 shares of common stock upon conversion of Note 9 principal in the amount of $3,600, which was greater than the $0 remaining note principal and interest balance, therefore the 60,000 shares were issued in excess.

On June 14, 2018, the Company issued 41,445 shares of common stock upon conversion of Note 9 principal in the amount of $2,487, which was $2,487 greater than the then remaining note and accrued interest balance, therefore 41,445 shares were issued in excess. On June 18, 2018, the Company issued 5,167 shares of common stock upon conversion of Note 9 accrued

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(10) DEFICIENCY IN STOCKHOLDERS’ EQUITY, continued

interest in the amount of $310, which was greater than the $0 remaining note principal and interest balance, therefore the 41,445 shares were issued in excess. In 2018, the Company instructed the lender to either return the 121,112 excess shares or remit $7,267 in cash to the Company. The lender declined and the Company wrote off this amount as a bad debt.

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $729. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $936. At December 31, 2019, the balance of this note is $0, (see Note 7b).

At December 31, 2019 the Company is obligated to issue 1,000 shares of common stock, valued at $300, to a consultant under an agreement entered into May 22, 2018.

Valuation of shares issued for services and settlements were based upon the quoted market price on the requisite measurement dates.

Redeemable Preferred Stock

The rights and privileges of these shares is super voting rights at the rate of 1,000 votes for each preferred share and the right to redeem the shares for $1,000 in total.

The holder of the 1,000,000 shares of Series A Preferred stock has pledged the shares as collateral in support of Note 6 discussed in footnote 6a).

(11) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the predecessor entity which is owned by the founder’s brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At December 31, 2019 and 2018, the Company had accrued interest of $10,400 and $8,427, respectively.

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor of $3,888 for the net differential resultant therefrom and recorded the related revenue and expenses in the Company’s records.

c) Payments to related parties

During the second quarter 2019, the Company paid $4,000 to a company controlled by the brother of the founder for repairs to the Luxuria I.

d) Cash expenses paid to related parties during each the years ended December 31, presented is as follows:

	2019	2018
Construction management - brother of founder	$ 4,000	$ -
Construction management - nephew of founder	$ -	$ 2,000

(12) - INCOME TAXES

There was no Federal or State Income Tax expense for the years ended December 31, 2019 and 2018 due to the Company’s net loss.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(12) - INCOME TAXES, continued

The Company's effective income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 21% to loss before taxes) as follows:

	2019	2018
Tax (benefit) on net loss before income tax	$ (104,849)	$ (274,244)
Effect of state taxes (net of federal benefit)	(29,148)	(56,742)
Stock compensation	-	51
(Gain) loss on extinguishment on debt and debt conversions	-	65,594
Debt premiums	-	50,610
Derivatives	(126,571)	1,038
Change in valuation allowance	260,568	(213,693)
Income tax provision	$ -	$ -

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statements and tax basis of assets and liabilities.

The components of net deferred tax assets and liabilities that have been presented in the Company's financial statements are as follows at December 31:

Deferred income tax assets:	2019	2018
Net operating loss carryforward	$ 868,190	$ 608,342
Total deferred tax assets	868,190	608,342
Valuation allowance	(868,190)	(608,342)
Net deferred taxes	$ -	$ -

The Company records a valuation allowance to reduce deferred tax assets, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. The Company recorded a valuation allowance of $868,190 and $608,342 in 2019 and 2018, respectively.

At December 31, 2019, the Company has a net operating loss carryforward from prior years of $1,557,109 available to offset future net income through 2037 and $1,178,511 that may be carried forward indefinitely subject to IRS defined annual usage limitations. The utilization of the net operating loss carryforward is dependent on the ability of the Company to generate sufficient taxable income during the carryforward period. In the event that a significant change in ownership of the Company occurs as a result of the issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

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

As of December 31, 2019, the tax years 2018, 2017, and 2016 for the LLC and the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Consolidated Financial Statements

(13) CONCENTRATIONS OF RISK

The Company has no revenue producing assets at December 31, 2019.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at December 31, 2019 and 2018, respectively.

(14) SUBSEQUENT EVENTS

a) US Small Business Administration Economic Injury Disaster Loan (SBA EIDL)

In May 2020, the Company, through its wholly owned subsidiary, received an SBA EIDL in the amount of $96,700. This is a 30 year loan, carrying a 3.25% interest rate, with the first payment due in May 2021.

b) COVID-19 pandemic

The Company’s management is unable to predict the full impact of COVID-19 on the Company.

The corona virus pandemic and subsequent State of Florida ordered shut down had a significant effect upon the Company’s operations. The Company’s access to capital was severely curtailed to totally eliminated, during the pandemic. The Company had also entered into a letter of intent for a custom design and build floating vessel. The Company will not know for some time if this letter of intent can be converted into a contract or not. The Company is continuing to negotiate with several other parties for custom design and build floating vessel opportunities, but as yet does not know what the ultimate consequences of the pandemic will be upon its business model.

The Luxuria series of floating homes is constructed in marine facilities and appeals to those that seek a lifestyle that incorporates being on the water. The Company’s product is more expensive than a traditional home built on land. Because of COVID-19 and the uncertainty surrounding economic conditions moving forward the Company cannot predict the willingness of buyers to absorb the additional cost of a luxury floating home as compared to a traditional home. Additionally, the Company’s management cannot predict the availability of marine construction facilities or personnel during this time due to Broward County, Florida Administrator's Emergency Order 20-03 limiting which businesses may stay open. The Company’s primary facility where the Luxuria I was constructed is located in Broward County, Florida.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 28, 2020, Global Boatworks Holdings Inc. (the “Company”) dismissed Salberg & Company, P.A. (“Salberg”) as its independent registered public accounting firm. The dismissal was approved by the Company’s Board of Directors on May 28, 2020. During the fiscal year ended December 31, 2018 and the subsequent interim period through Sepember 30, 2019, there were no (i) disagreements between the Company and Salberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, any of which, if not resolved to Salberg’s satisfaction, would have caused Salberg to make reference thereto in its audit report on the financial statements of the Company for such period, or (ii) “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. There were no disputes or disagreements between the Company and Salberg during the time it was the Company’s independent registered public accounting firm through the date of dismissal.

The Company’s Board of Directors appointed Daszkal Bolton LLP (“Daszkal”) as its new independent registered public accounting firm, effective as of May 28, 2020. During the two most recent fiscal years and through the date of the Company’s engagement of Daszkal, the Company did not consult with Daszkal regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Prior to engaging Daszkal, Daszkal did not provide the Company with either written or oral advice that was an important factor considered by the Company in reaching a decision to engage Daszkal as its independent accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2019, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2018. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Robert Rowe	72	Chief Executive Officer, President, Treasurer Acting Chief Financial Officer and Principal Accounting Officer and Director
Leah Rowe	60	Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities for the years ending December 31, 2019 and 2018.

Name and Principal	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Dec 31	($)	($)	($)	($)	($)	($)	($)	($)

Robert Rowe, CEO, CFO (1)(2)	2019	200,000	-	-	-	-	-	-	200,000
	2018	240,000	-	-	-	-	-	-	240,000
Leah Rowe, Secretary	2019	24,200	-	-	-	-	-	-	24,200
	2018	31,200	-	-	-	-	-	-	31,200

(1) For the year ended December 31, 2018, Robert Rowe received $93,300 in cash compensation.

(2) For the year ended December 31, 2019, Robert Rowe received $54,000 in cash compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 12, 2020, we had 2,901,311 common shares outstanding. The following table sets forth certain information regarding our shares of common stock beneficially owned as of June 12, 2020, for (i) each stockholder known to be the beneficial owner of five percent (5%) or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within sixty (60) days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

(3) The Redeemable Series A Preferred Stock has voting rights equal to 1,000 votes of common for each preferred share. The Series A Preferred Stock  have been pledged as collateral for an $80,000 loan from a related party that is due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. and Daszkal Bolton, LLP as our independent registered public accounting firm for the years 2018 and 2019, respectively, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. and Daskal Bolton, LLP were approved by the Board of Directors. The following table shows the fees charged for the years ended December 31, 2019 and 2018:

	Daszkal (a)	Salberg
	2019	2019	2018
Audit Fees (1)	$19,000	$15,000	$33,000
Audit Related Fees (2)	$0	$0	$0
Tax Fees (3)	$0	$0	$0
All Other Fees	$0	$0	$0

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

(3) Tax fees – no fees of this sort were billed by Salberg & Company P.A. nor Daszkal Bolton, LLP our principal accountant during 2018 and 2019, respectively.

(a) Daszkal was initially retained in May 2020 and did not bill any fees during 2019.

The Company’s Board of Directors dismissed Salberg & Company P.A. and appointed Daszkal Bolton, LLP, (DB), as independent registered public accounting firm to audit the December 31, 2019, consolidated financial statements.

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

3. Exhibit Index as set forth below.

(b)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference (Form)	Date	Filed Herewith

3.1	Certificate of Incorporation	S-1 Exhibit 3.1	7/10/15
3.2	By-Laws	S-1 Exhibit 3.2	7/10/15
10.1	Employment Agreement Robert Rowe	S-1 Exhibit 10.1	7/10/15
10.2	Employment Agreement Leah Rowe	S-1 Exhibit 10.2	7/10/15
10.3	Promissory Note Global Boatworks LLC & Financial Innovators Corp	S-1 Exhibit 10.3	7/10/15
10.4	Agreement Between Global Boatworks Holdings Inc & Global Boatworks LLC	S-1 Exhibit 10.4	7/10/15
10.5	Agreement with Oceanside Equities	S-1 Exhibit 10.5	7/10/15
10.7	Agreement with Flagship Marine Bay LLC	S-1 Exhibit 10.7	8/7/15
10.8	Invoice Carlos Vilaca & Associates	S-1 Exhibit 10.8	8/7/15
10.9	Invoice Senator Group LLC	S-1 Exhibit 10.9	8/7/15
10.10	Richi Bramos Promissory Note	S-1 Exhibit 10.10	8/7/15
10.13	December 9, 2016, Oceanside Equity Consulting Agreement	10-K Exhibit 10.13	4/30/18
10.14	Securities Purchase Agreement with St George Investments, LLC, dated January 5, 2017	10-K Exhibit 10.14	4/30/18
10.15	10% Convertible Promissory Note dated April 15, 2017	10-K Exhibit 10.15	4/30/18
10.16	Ronald Rowe II Consulting Agreement	10-K Exhibit 10.16	4/30/18
10.17	$50,000 Loan Agreement dated July 17, 2017	10-K Exhibit 10.17	4/30/18
10.18	10% Convertible Promissory Note Dated August 31, 2017	10-K Exhibit 10.18	4/30/18
10.19	Convertible Promissory Note for $43,000	10-K Exhibit 10.19	4/30/18
10.20	$43,000 Note Purchase Agreement dated October 6, 2017	10-K Exhibit 10.20	4/30/18
10.21	Note Settlement	8-K Exhibit 10.1	4/30/19
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended			X
32.1	Certification Pursuant to 18 U.S.C. Section 1350			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Boatworks Holdings, Inc.

Date: June 22, 2020

	By:	/s/ Robert Rowe
Robert Rowe
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 22, 2020

	By:	/s/ Robert Rowe
Robert Rowe
Chief Executive Officer

Date: June 22, 2020

	By:	/s/ Robert Rowe
Robert Rowe
Chief Financial Officer