Form 10-Q
period 2020-03-31
Global Boatworks Holdings, Inc.
filed 2020-07-07
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2020

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

Yes [  ]  No [X]

As of July 6, 2020, we had 2,901,311 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Index to Unaudited Condensed Consolidated Financial Statements

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

F-2

Condensed Consolidated Statements of Operations

F-3

Condensed Consolidated Statements of Changes in Deficiency in Stockholders’ Equity

F-4

Condensed Consolidated Statements of Cash Flows

F-5

Notes to Condensed Consolidated Financial Statements

F-6

Global Boatworks Holdings, Inc.

Condensed Consolidated Balance Sheets

ASSETS	March 31, 2020	December 31, 2019
CURRENT ASSETS	(unaudited)
Cash	$ 213	$ 119
Short-term loan to stockholder, net of reserve of $30,000 and $30,000	-	-
Total current assets	213	119
PROPERTY AND EQUIPMENT
Architectural plans, net of $7,295 and $6,839 amortization	5,471	5,927
Net property and equipment	5,471	5,927
Total Assets	$ 5,684	$ 6,046
LIABILITIES, TEMPORARY EQUITY AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,342,216	$ 1,277,253
Short-term loans and advances from related parties	173,527	168,153
Short-term loans	121,000	116,500
Short-term convertible notes	83,157	81,539
Fair value of derivative liability	22,397	38,361
Current portion of long term debt	5,946	5,850
Due to related party predecessor	3,888	3,888
Total current liabilities	1,752,131	1,691,544
LONG TERM LIABILITIES
Long term debt to third party	13,915	15,438
Note Payable and accrued interest for the vessel - related party	110,893	110,400
Total long term liabilities	124,808	125,838
Total Liabilities	1,876,939	1,817,382
Commitments and Contingencies (note 10)
Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively ($1,000 redemption value)	1,000	1,000
DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 2,901,311 shares issued and outstanding at March 31, 2020 and December 31, 2019	290	290
Additional paid-in capital	4,175,726	4,175,726
Accumulated deficit	(6,048,271)	(5,988,352)
Total deficiency in stockholders’ equity	(1,872,255)	(1,812,336)
Total Liabilities, Temporary Equity and Deficiency in Stockholders’ Equity	$ 5,684	$ 6,046

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31,

(unaudited)

	2020	2019
REVENUES
Rental revenue	$ -	$ -

Total revenues	-	-

OPERATING EXPENSES
Cost of revenues, excluding depreciation shown below	-	3,874
General and administrative	61,807	72,604
Depreciation and amortization	456	17,910
Professional fees - related parties	-	72,000
Professional fees	3,960	13,540

Total operating expenses	66,223	179,928

Loss from operations	(66,223)	(179,928)

Other income (expense)
Interest expense	(9,660)	(11,457)
Loss on extinguishment of debt, debt conversions and repayments, net	-	(6,930)
Change in fair value of derivative	15,964	92,597

Total other income	6,304	74,210

Net loss	$ (59,919)	$ (105,718)

Loss per weighted average common share	$ (0.02)	$ (0.04)

Number of weighted average common shares outstanding - Basic and Diluted	2,901,311	2,688,311

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the Three Months ended March 31, 2020

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2019	-	$ -	2,901,311	$ 290	$ 4,175,726	$ (5,988,352)	$ (1,812,336)

Net loss	-	-	-	-	-	(59,919)	(59,919)

Balance, March 31, 2020 (unaudited)	-	$ -	2,901,311	$ 290	$ 4,175,726	$ (6,048,271)	$ (1,872,255)

Global Boatworks Holdings, Inc.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the Three Months ended March 31, 2019

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2018	-	$ -	2,403,311	$ 240	$ 4,174,111	$ (5,953,465)	$ (1,779,114)

Shares issued upon debt conversion	-	-	498,000	50	1,615	-	1,665
Net loss	-	-	-	-	-	(105,718)	(105,718)

Balance, March 31, 2019 (unaudited)	-	$ -	2,901,311	$ 290	$ 4,175,726	$ (6,059,183)	$ (1,883,167)

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31,

(unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (59,919)	$ (105,718)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative	(15,964)	(92,597)
Gain on extinguishment of debt	-	(1,664)
Loss on conversion or repayment of debt	-	8,594
Depreciation and amortization	456	17,910
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	4,874
Increase in accounts payable and accrued expenses	63,960	71,008

Increase in accrued interest expense	6,187	7,576

Net cash used in operating activities	(5,280)	(90,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advances, net	5,374	7,479
Proceeds from third party loans	-	115,000
Loan repayments	-	(19,556)
Short term loan - related party repayments	-	(3,268)

Net cash provided by financing activities	5,374	99,655

Net increase in cash	94	9,638

CASH, beginning of period	119	961

CASH, end of period	$ 213	$ 10,599
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 3,542	$ 3,881
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Conversion of debt to common stock	$ -	$ 1,665

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Information as to the three months ended March 31, 2020 is unaudited)

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company” or “Successor” or “Global”), was formed on May 11, 2015, under the laws of the State of Florida. At formation the Company acquired 100% of the membership interests of Global Boatworks, LLC, (“LLC”) which was formed on June 16, 2014, under the laws of the State of Florida. The Company’s business activities to date have primarily consisted of the formation and implementation of a business plan for building luxury floating vessels on a barge bottom, the rental activities relating to the vessels, the sale of the Miss Leah, the construction of a new vessel, the Luxuria I and the rental activities of and marketing for sale and the sale of the Luxuria I.

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

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America) (“GAAP”) as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC") for interim financial information. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in these consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes filed in Form 10-K filed on June 22, 2020 with the U.S. Securities and Exchange Commission.

b) Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements involved the valuation of construction in progress, depreciable life of the luxury floating vessel, valuation of long lived assets, valuation of derivatives, the valuation of common and preferred stock issued as compensation, and valuation allowance on the deferred income tax asset.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit, accumulated deficit and deficit in stockholder’s equity of approximately $1.8 million; $6.1 million and $1.9 million at March 31, 2020. The Company used cash in operating activities of $5,280 for the three months ended March 31, 2020. In addition, the Company is in default of four of its notes payable. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The Company is expected to have ongoing expenses as a result of being a publicly held company and constructing new vessels without immediate increases in revenues as the Company continues to implement its plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessels. The Company is seeking to raise sufficient equity capital to enable it to pay off its existing debt. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at March 31, 2020.

b) Property and equipment

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

c) Impairment of long-lived assets

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

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d) Financial instruments and Fair value measurements

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at March 31, 2020 (unaudited) and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	March 31, 2020 (unaudited)	December 31, 2019
Level 3 - Embedded Derivative Liability	$22,397	$38,361

Changes in Level 3 assets measured at fair value for the quarter ended March 31, 2019 (unaudited) were as follows:

Balance, December 31, 2018	$38,361
Change in fair value	(15,964)
Balance, March 31, 2019 (unaudited)	$22,397

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e) Revenue recognition

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

g) Income Taxes

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

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the condensed consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of March 31, 2020 tax years 2017 for the LLC and 2016, 2017 and 2018 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h) Convertible Notes With Fixed Rate Conversion Features

The Company may issue convertible notes, which are convertible into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the note at the time of issuance at the fixed monetary value of the payable and records any premium as interest expense on the issuance date.

i) Debt issue costs

The Company accounts for debt issuance cost paid to lenders, or third parties as debt discounts which are amortized over the life of the underlying debt instrument.

j) Net loss per share

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

l) Leases

The Company adopted Accounting Standard Updates (“ASU”) No. 2016-02: “Lease (Topic 842)” as of January 1, 2019 using the effective date method. As a part of our policy, we have chosen to exclude leases with a lease term of one year or less. Accordingly, we have no leases over one year and thus the adoption of this standard did not have any effect on the accompanying consolidated financial statements.

m) Recent accounting pronouncements

Certain FASB Accounting ASUs that are not effective until after March 31, 2020 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(4) PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	March 31, 2020	December 31, 2019
	(unaudited)
Architectural plans	$12,766	$12,766
Less: accumulated amortization	(7,295)	(6,839)
Total P&E	$5,471	$5,927

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and is amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the three months ended March 31, 2020 and 2019, was $456 and $456, respectively.

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

(6) ACCRUED EXPENSES

The major components of accrued expenses are:

	March 31, 2020	December 31, 2019
	(unaudited)
Accrued officer pay	$ 402,035	$ 342,035
Accrued professional fees - related party	128,405	128,405
Accrued professional fees - third party	384,000	384,000
Other	67,200	67,200
Total accrued expenses	$ 982,584	$ 921,640

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
Note 1	$ -	$ -
Note 3	111,000	106,500
Note 5	10,000	10,000
Note 6	80,000	80,000
Note 7	77,500	77,500
Less: unamortized debt discounts	-	-
Total short term notes, net	$ 278,500	$ 274,000

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

NOTE 3: On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $15 per share based on the quoted market price which was recorded as a debt discount and was amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable at maturity of July 17, 2018. The $40,000 balance of Note 1 matured on July 15, 2017. On December 7, 2018, notes 1 and 3 were combined into Note 3. The unamortized balance of the discount is $0 at March 31, 2019. Total unpaid principal and interest is $111,500 at March 31, 2020, which includes $21,500 in accrued interest.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

a) Short term notes, continued

NOTE 5: On March 4, 2019, a third party individual loaned the Company $10,000 on an undocumented basis with no stated interest or maturity Terms.

NOTE 6: On March 25, 2019, a third party stockholder loaned the Company $105,000. This note is collateralized with the 1,000 shares of super voting preferred stock held by the Company’s CEO. The note required a principal reduction of $50,000 on or before May 20, 2019 with the balance of $55,000 plus $10,000 in interest due on or before October 25, 2019. The Company paid $25,000 of this note at the closing of the sale of the Luxuria I. The balance at December 31, 2019 was $80,000. The note maturity has been amended to be due on demand.

NOTE 7: In November 2019, the stockholder holding Note 6 agreed to loan the Company $5,000 and on December 5, 2019, loaned the Company $72,500 on an undocumented basis carrying no interest. The balance at December 31, 2019 is $77,500.

b) Short term convertible notes

Short term convertible debt including accrued interest was, as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
Convertible note 3	$ 19,471	$ 19,093
Convertible note 4	13,011	12,761
Convertible note 5	13,011	12,761
Convertible note 8	37,664	36,925
Less: unamortized debt discounts	-	-
Total convertible notes, net	$ 83,157	$ 81,540

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

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

b) Short term convertible notes, continued

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, $25 with the conversion price of $15; Bond equivalent yield rate 0.92%. At March 31, 2019, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.00001; Stock price at March 31, 2020 $0.1333 with the conversion price of $0.102; Bond equivalent yield rate 2.43%. The principal and interest balance was $19,471 and the unamortized discount balance was $0 at March 31, 2020.The note is currently in default.

NOTES 4 AND 5: On May 17, 2017, as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party, and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $0.50 per share, with a maturity date of May 16, 2018. This was treated as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note and was amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750 shares in June 2017. On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes in exchange for 5,500 shares. In September 2017, the Company modified the conversion rate of these notes to $0.50 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. At March 31, 2020, the total principal and interest under these notes was $26,022 and the unamortized discounts were $0.

NOTE 8: On August 31, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $30,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below). Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 80% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion. Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, $2.80 with the conversion price of $1.80; Bond equivalent yield rate 1.08%. At March 31, 2020, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.00001; Stock price at March 31, 2020 $0.1333 with the conversion price of $0.10; Bond equivalent yield rate 2.43%. The principal and interest balance was $37,664 at March 31, 2020.

(8) SHORT TERM LOANS - RELATED PARTY

During the first quarter 2020, the CEO advanced $6,899 to the Company, and was repaid $1,525, under an undocumented advance which carries no interest and has no stated maturity. At March 31, 2020, this advance balance is $16,027

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(9) LONG TERM DEBT

In April 2017 the Company entered into a six year loan in the amount of $35,000 to purchase the Suzuki outboard engines for the Luxuria I. This loan carries an interest rate of 6.49% with monthly payments. At March 31, 2020, the balance of this loan was $19,861, of which $5,946 is due within one year.

(10) COMMITMENTS AND CONTINGENCIES

a) Deficiency in Stockholders Equity

At March 31, 2020, the Company had the obligation to issue 1,000 shares of common stock on July 1, 2017 and 1,000 shares on January 1, 2018, under a three year consulting agreement entered into on December 9, 2016. These shares were valued at the market price for shares at the date they are earned.

At March 31, 2020, the Company had the obligation to issue 1,000 shares of common stock on May 22, 2018 under a three month consulting agreement entered into on that date. These shares were valued at the market price for shares at the date they were earned.

At March 31, 2020, the Company had the obligation to issue 6,000 shares of common stock on April 6, 2018 under a consulting agreement entered into in April 2017. These shares were valued at the market price for shares at the date they were earned.

The $5,050 value of these 8,000 shares has been classified within accrued liabilities at March 31, 2020 and December 31, 2019.

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

d) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

This former officer discussed in c) above has not accepted the stock certificate and has informed the Company that he wants to renegotiate the stock purchase price since the market price of the common stock has fallen below the signed contractual price per share. In addition, this former officer unlawfully placed a lien against the Luxuria I in April 2019, resulting in the Company being compelled to pay him $50,000 to release the lien concurrently with the sale of the Luxuria I. The Company is exploring its options to seek restitution.

(11) DEFICIENCY IN STOCKHOLDERS’ EQUITY

At March 31, 2020 and December 31, 2019, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 2,901,311 issued and outstanding. At March 31, 2020 and December 31, 2019, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 Redeemable Series A preferred shares issued and outstanding,

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(11) DEFICIENCY IN STOCKHOLDERS’ EQUITY, continued

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $729. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $936. At March 31, 2020, the balance of this note is $0.

(12) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founder’s brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At March 31, 2020 and December 31, 2019, the Company had accrued interest of $10,893 and $10,400, respectively.

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor for the net differential of $3,888.

(13) CONCENTRATIONS OF RISK

The Company has no revenue producing asset at March 31, 2020 and December 31, 2019.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at March 31, 2020 and December 31, 2019, respectively.

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

Three (3) Months Ended March 31, 2020 and 2019

We had revenues of $0 and $0 for the three months ended March 31, 2020 and 2019, respectively. We closed on the sale of the Luxuria I on April 24, 2019.

Cost of revenues, excluding depreciation, was $0 compared to $3,874 for the three months ended March 31, 2020 and 2019, respectively, a 100% decrease. This decrease was due to the sale of the Luxuria I.

Depreciation and amortization expense was $456 and $17,910 for the three months ended March 31, 2020 and 2019, respectively.

General and administrative expenses were $61,807 compared to $72,604 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $10,797 or 14.9%. General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel.

Our professional fees - related party were $0 compared to $72,000 for the three months ended March 31, 2020 and 2019, respectively.

Our professional fees were $3,960 compared to $13,540 for the three months ended March 31, 2020 and 2019, respectively.

Our interest expense was $9,660 compared to $11,457 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $1,797 or 15.7%. This decrease is due to our decrease in debt.

Our derivative expense was $0 and $0; change in fair value of derivative was $15,964 and $92,597 for the three months ended March 31, 2020 and 2019, respectively.

We recorded a net loss of ($59,919) compared to ($105,718) for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Our cash decreased $94 for the three months ended March 31, 2020. We used $5,280 of cash in operating activities during the three months ended March 31, 2020. Our operating activities consisted primarily of seeking and negotiating new design and build opportunities of different versions of the Luxuria class floating vessels.

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

Investing Activities

During the three months ended March 31, 2020 and 2019, we purchased no fixed assets.

Financing Activities

During the three months ended March 31, 2020 we funded our working capital requirements principally through the use of proceeds of $5,374 from additional officer advances.

During the three months ended March 31, 2019 we funded our working capital requirements principally through the use of proceeds of $122,479 from additional debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3m) of Notes to the unaudited Consolidated Financial Statements.)

Plan of Operations

As of March 31, 2020, we had cash on hand of $213 for our operational needs. Currently, our operating expenses are approximately $25,000 per month. We were obligated to repay an outstanding loan in one lump payment in the amount of $111,000 on July 15, 2019, which is currently in default. We are obligated to pay a lump sum of $80,000 and $77,500 on demand. We were obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing. We were obligated to repay two outstanding loans in one lump payment in the amounts of $10,000 and $10,000 on May 17, 2018, which are currently in default. We were obligated to repay an outstanding loan in one lump payment in the amount of $30,000 on October 6, 2018, which is currently in default.

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

The retail price of the Luxuria class is expected to be between $1,200,000 and $1,500,000, depending upon amenities.

We are currently marketing the Luxuria class model and smaller versions of the Luxuria class to yacht brokers, real estate brokers, boat dealerships and resorts that have marina space.

Our cash balance at March 31, 2020 was approximately $213, which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of $6,048,271 from inception to March 31, 2020. A significant portion of this accumulated deficit is the result of a non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company ’ s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company ’ s disclosure controls and procedures, as defined in Rule 13a − 15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “ Exchange Act ” ), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2020 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2017, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2019, and there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2020. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Boatworks Holdings, Inc. /s/ Robert Rowe Name: Robert Rowe Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) Dated: July 7, 2020