Form 10-Q
period 2020-06-30
Global Boatworks Holdings, Inc.
filed 2020-08-19
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2020

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

Yes [  ]  No [X]

As of July 6, 2020, we had 2,901,291 shares of common stock outstanding.

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

F-4

Condensed Consolidated Statements of Cash Flows

F-5

Notes to Condensed Consolidated Financial Statements

F-6

Global Boatworks Holdings, Inc.

Condensed Consolidated Balance Sheets

ASSETS	June 30, 2020	December 31, 2019
CURRENT ASSETS	(unaudited)
Cash	$ 189,027	$ 119
Short-term loan to stockholder, net of reserve of $30,000 and $30,000	-	-
Total current assets	189,027	119
PROPERTY AND EQUIPMENT
Architectural plans, net of $7,295 and $6,839 amortization	5,015	5,927
Net property and equipment	5,015	5,927
Total Assets	$ 194,042	$ 6,046
LIABILITIES, TEMPORARY EQUITY AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,338,476	$ 1,277,253
Customer deposits	200,000	-
Short-term loans and advances from related parties	169,092	168,153
Short-term loans	125,500	116,500
Short-term convertible notes	84,775	81,539
Fair value of derivative liability	92,338	38,361
Current portion of long term debt	6,045	5,850
Due to related party predecessor	3,888	3,888
Total current liabilities	2,020,114	1,691,544
LONG TERM LIABILITIES
Long term debt to third party	108,966	15,438
Note Payable and accrued interest for the vessel - related party	111,386	110,400
Total long term liabilities	220,352	125,838
Total Liabilities	2,240,466	1,817,382
Commitments and Contingencies (note 10)
Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively ($1,000 redemption value)	1,000	1,000
DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 2,901,291and 2,901,311 shares issued and outstanding at June 30, 2020 and December 31, 2019	290	290
Additional paid-in capital	4,175,726	4,175,726
Accumulated deficit	(6,223,440)	(5,988,352)
Total deficiency in stockholders’ equity	(2,047,424)	(1,812,336)
Total Liabilities, Temporary Equity and Deficiency in Stockholders’ Equity	$ 194,042	$ 6,046

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Vessel sales	$ -	$ 750,000	$ -	$ 750,000

Total revenue	-	750,000	-	750,000

OPERATING EXPENSES
Cost of revenues, excluding depreciation shown below	-	579,836	-	583,710
General and administrative	66,686	90,615	128,493	163,219
Depreciation and amortization	456	5,110	912	23,020
Professional fees	28,604	57,952	32,564	71,492
Professional fees - related party	-	56,000	-	128,000

Total operating expenses	95,746	789,513	161,969	969,441

Loss from operations	(95,746)	(39,513)	(161,969)	(219,441)

Other income (expense)
Interest expense	(9,484)	(10,763)	(19,144)	(22,220)
Gain on extinguishment of debt and debt conversions, net	-	16,500	-	9,570
Gain on impairment recoupment	-	18,823	-	18,823
Change in fair value of derivative liability	(69,941)	625	(53,977)	93,222
Loss on insurance settlement	-	(28,747)	-	(28,747)

Total other income (expense)	(79,425)	(3,562)	(73,121)	70,648

Net loss	$ (175,171)	$ (43,075)	$ (235,090)	$ (148,793)

Loss per weighted average common share, basic and diluted	$ (0.06)	$ (0.01)	$ (0.08)	$ (0.05)

Number of weighted average common shares outstanding - Basic and Diluted	2,901,311	2,901,311	2,901,311	2,796,835

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three and Six Months ended June 30, 2020

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2019	-	$ -	2,901,311	$ 290	$ 4,175,726	$ (5,988,352)	$ (1,812,336)

Net loss, period ended March 31, 2020	-	-	-	-	-	(59,917)	(59,917)

Balance, March 31, 2020	-	-	2,901,311	290	4,175,726	(6,048,271)	(1,872,255)
Cancelled shares	-	-	(20)	-	-	-	-
Net loss, period ended June 30, 2020	-	-	-	-	-	(175,171)	(175,171)

Balance, June 30, 2020	-	$ -	2,901,291	$ 290	$ 4,175,726	$ (6,223,440)	$ (2,047,424)

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Three and Six Months ended June 30, 2019

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

BALANCE, December 31, 2018	-	$ -	2,403,311	$ 240	$ 4,174,111	$ 5,953,465)	$ (1,779,114)

Shares issued upon debt conversion	-	-	498,000	50	1,615	-	1,665
Net loss, period ended March 31, 2019	-	-	-	-	-	(105,718)	(105,718)

Balance, March 31, 2019	-	-	2,901,311	290	4,175,726	(6,059,183)	(1,883,167)
Net loss, period ended June 30, 2019	--	--	--	--	--	(43,075)	(43,075)

Balance, June 30, 2019	-	$ -	2,901,311	$ 290	$ 4,175,726	$ (6,102,258)	$ (1,926,242)

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30,

(unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (235,090)	$ (148,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative	53,977	(93,222)
Gain on extinguishment of debt	-	(1,665)
Gain on conversion or repayment of debt	-	(9,570)
Gain on impairment recoupment	-	(18,823)
Depreciation and amortization	912	23,020
Changes in operating assets and liabilities
Increase in sale hold-back deposit	-	50,000
Decrease in prepaid expenses	-	6,259
Increase in accounts payable and accrued liabilities	61,225	286,518
Increase in customer deposits	200,000	-
Increase in accrued interest expense	12,236	8,447
Net cash provided by operating activities	93,260	102,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from vessel sale	-	458,363
Net cash provided by investing activities	-	458,363

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advances	3,335	2,100
Proceeds from third party loans	96,600	115,000
Settlement of bank overdraft liability	-	(982)
Loan repayments	(1,450)	(645,686)
Short term loan - related party repayments	(2,837)	(10,610)
Net cash provided by (used in) financing activities	95,648	(540,178)

Net increase in cash	188,908	20,356
CASH, beginning of period	119	961
CASH, end of period	$ 189,027	$ 21,317
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ 6,909	$ 13,773
Income tax paid in cash	$ -	$ -

Non-Cash Investing and Financing Activities:
Conversion of debt to common stock	$ -	$ 1,665
Convertible note payable offset to short term note receivable - related party	$ -	$ 18,823

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Information as to the six months ended June 30, 2020 is unaudited)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S Securities and Exchange Commission ("SEC") for interim financial information. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in these consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes filed in Form 10-K filed on June 22, 2020 with the U.S. Securities and Exchange Commission.

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

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit, accumulated deficit and deficit in stockholder’s equity of approximately $1.8 million; $6.2 million and $2.0 million at June 30, 2020. In addition, the Company is in default of four of its notes payable. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The Company is expected to have ongoing expenses as a result of being a publicly held company and constructing new vessels without immediate increases in revenues as the Company continues to implement its plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to build the second new style luxury floating vessels. The Company is seeking to raise sufficient equity capital to enable it to pay off its existing debt. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at June 30, 2020.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The following is the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis at June 30, 2020 (unaudited) and December 31, 2019, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	June 30, 2020	December 31, 2019
Level 3 - Embedded Derivative Liability	$92,337	$38,361

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2019 were as follows:

Balance, December 31, 2019	$38,361
Change in fair value	53,977
Balance, June 30, 2020	$92,338

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

As of June 30, 2020 tax years 2017 for the LLC and 2016, 2017 and 2018 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

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

j) Net income (loss) per share

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

l) Leases

The Company adopted Accounting Standards Update No. 2016-02: ALease (Topic 842)” as of January 1, 2019 using the effective date method. As a part of our policy, we have chosen to exclude leases with a lease term of one year or less. Accordingly, we have no leases over one year and thus the adoption of this standard did not have any effect on the accompanying consolidated financial statements.

m) Recent accounting pronouncements

Certain FASB Accounting Standard Updates (“ASU”) that are not effective until after June 30, 2020 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(4) PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	June 30, 2020	December 31, 2019
Architectural plans	$12,766	$12,766
Less: accumulated amortization	(7,751)	(6,839)
Total P&E	$5,015	$5,927

The Company capitalized the costs of developing the architectural plans for the Luxuria model floating vessel and is amortizing the costs over their estimated useful life of seven years, beginning April 1, 2016. Amortization expense for the six months ended June 30, 2020 and 2019, was $912 and $912, respectively.

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

The terms of this acquisition are for a payable to the related party Predecessor in the amount of $100,000, carrying interest at 2% per annum from the effective date of the transfer date of September 25, 2014 with all principal and interest due on the maturity date of June 20, 2022, which was memorialized in the form of a promissory note in June 2015, effective September 25, 2014. Due to the related party relationship between the Company and the Predecessor the luxury floating vessel was recorded on the Company’s books at its original cost basis of $0 based on its fully depreciated value at the transfer date. Accordingly, the Company charged additional paid-in capital as a distribution for $100,000. Outstanding principal and interest totaled $111,386 at June 30, 2019.

(6) ACCRUED EXPENSES

The major components of accrued expenses are:

	June 30, 2020	December 31, 2019
Accrued officer pay	$ 462,979	$ 342,035
Accrued professional fees - related party	128,405	128,405
Accrued professional fees - third party	384,000	384,000
Other	14,200	67,200
Total accrued expenses	$ 989,584	$ 921,640

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES

a) Short term notes

Short term debt including accrued interest was, as follows:

	June 30, 2020	December 31, 2019
Note 1	$ -	$ -
Note 3	115,500	106,500
Note 5	10,000	10,000
Note 6	80,000	80,000
Note 7	77,500	77,500
Less: unamortized debt discounts	-	-
Total short term notes, net	$ 283,000	$ 274,000

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

NOTE 3: On July 17, 2017, the company entered into a loan agreement in the amount of $50,000 with a shareholder. The company issued 1,000 common shares to the shareholder as consideration for providing us the loan. The shares were valued at $15,000, or $15 per share based on the quoted market price which was recorded as a debt discount and was amortized at a rate of $1,250 per month over the life of the loan. The note bears interest at the rate of 12%, payable at maturity of July 17, 2018. The $40,000 balance of Note 1 matured on July 15, 2017. On December 7, 2018, notes 1 and 3 were combined into Note 3. The unamortized balance of the discount is $0 at June 30, 2019. Total unpaid principal and interest is $115,500 at June 30, 2020, which includes $25,500 in accrued interest.

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

b) Short term convertible notes

Short term convertible debt including accrued interest was, as follows:

	June 30, 2020	December 31, 2019
Convertible note 3	$ 19,849	$ 19,093
Convertible note 4	13,261	12,761
Convertible note 5	13,261	12,761
Convertible note 8	38,404	36,925
Less: unamortized debt discounts	-	-
Total convertible notes, net	$ 84,775	$ 81,540

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

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(7) SHORT TERM LOANS AND SHORT TERM CONVERTIBLE NOTES, (continued)

b) Short term convertible notes, continued

Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $13,472 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at April 15, 2017, $25 with the conversion price of $15; Bond equivalent yield rate 0.92%. At June 30, 2020, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.00001; Stock price at June 30, 2020 $0.26 with the conversion price of $0.084; Bond equivalent yield rate 0.13%. The principal and interest balance was $19,849 and the unamortized discount balance was $0 at June 30, 2020.The note is currently in default.

NOTES 4 AND 5: On May 17, 2017, as discussed in section a) above, the $100,000 note holder sold $60,000 of this note to three third parties, one of whom subsequently became a related party, and the Company modified the new $20,000 notes to add a conversion feature at a conversion rate of $0.50 per share, with a maturity date of May 16, 2018. This was treated as a debt extinguishment and a beneficial conversion feature was recorded at issuance of $20,000 per note and was amortized over the life of the notes. These third parties converted an aggregate of $13,500 of these notes in exchange for 6,750 shares in June 2017. On July 26, 2017, two of these third parties converted an aggregate of $11,000 of these notes in exchange for 5,500 shares. In September 2017, the Company modified the conversion rate of these notes to $0.50 per share, which was treated as debt extinguishment whereby the then remaining balance of the discount was amortized as interest expense and new discounts totaling $35,500 were recorded which are being amortized over the remaining life of the notes. At June 30, 2020, the total principal and interest under these notes was $26,523 and the unamortized discounts were $0.

NOTE 8: On August 31, 2017, the Company entered into a six month 10% convertible promissory note in the amount of $30,000. In event of default the note carries an interest rate of 18%.

The total note is convertible into common stock as follows:

Lender has the right at any time, at its election, to convert (each instance of conversion is referred to herein as a “Conversion”) all or any part of the Conversion Eligible Outstanding Balance into shares (“Conversion Shares”) of fully paid and non-assessable common stock, $0.0001 par value per share (“Common Stock”), of Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted (the “Conversion Amount”) divided by the Conversion Price (as defined below). Subject to the adjustments set forth herein, the conversion price (the “Conversion Price”) for each Conversion shall be equal to 80% (the “Conversion Factor”) multiplied by the lowest Closing Bid Price in the fifteen (15) Trading Days immediately preceding the applicable Conversion. Due to the variable conversion terms and certain default provisions, the embedded conversion option has been recorded as a derivative liability at an initial fair value of $24,210 recorded as a debt discount. The valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.10; Stock price at August 31, 2017, $2.80 with the conversion price of $1.80; Bond equivalent yield rate 1.08%. At June 30, 2020, the valuation method utilized was the Black-Scholes model with the following assumptions: Expected life in years 0.00001; Stock price at June 30, 2020 $0.26 with the conversion price of $0.112; Bond equivalent yield rate 0.13%. The principal and interest balance was $38,404 at June 30, 2020.

(8) SHORT TERM LOANS - RELATED PARTY

During the period ended June 30, 2020, the CEO advanced $10,233 to the Company, and was repaid $9,294, under an undocumented advance which carries no interest and has no stated maturity. At June 30, 2020, this advance balance is $11,592.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(9) LONG TERM DEBT

In May 2020, the Company, through its wholly owned subsidiary, received an Economic Disaster Injury Loan from the U.S. Small Business Administration (SBA EIDL) in the amount of $96,600.This loan carries a 3.75% interest rate and is payable in monthly payments over 30 years, beginning in May 2021.

In April 2017 the Company entered into a six year loan in the amount of $35,000 to purchase the Suzuki outboard engines for the Luxuria I. This loan carries an interest rate of 6.49% with monthly payments. At June 30, 2020 the balance of this loan was $18,411, of which $6,045 is due within one year.

(10) CUSTOMER DEPOSITS

In June 2020, the Company, through its wholly owned subsidiary, received a deposit on a new custom design and build floating vessel, based from the design of the Luxuria I. The Company is in process of developing the contract specifications with the buyer.

(11) COMMITMENTS AND CONTINGENCIES

a) Deficiency in Stockholders Equity

At June 30, 2020, the Company had the obligation to issue 1,000 shares of common stock on July 1, 2017 and 1,000 shares on January 1, 2018, under a three year consulting agreement entered into on December 9, 2016. These shares were valued at the market price for shares at the date they were earned.

At June 30, 2020, the Company had the obligation to issue 1,000 shares of common stock on May 22, 2018 under a three month consulting agreement entered into on that date. These shares were valued at the market price for shares at the date they were earned.

At June 30, 2020, the Company had the obligation to issue 6,000 shares of common stock on April 6, 2018 under a consulting agreement entered into in April 2017. These shares were valued at the market price for shares at the date they were earned.

The $5,050 value of these 8,000 shares has been classified within accrued liabilities at June 30, 2020 and December 31, 2019.

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

d) Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(11) COMMITMENTS AND CONTINGENCIES, continued

d) Legal Matters, continued

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

(12) DEFICIENCY IN STOCKHOLDERS’ EQUITY

At June 30, 2020 and December 31, 2019, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 2,901,291 issued and outstanding. At June 30, 2020 and December 31, 2019, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 Redeemable Series A preferred shares issued and outstanding.

On January 15, 2019, the Company issued 238,000 shares of common stock upon conversion of Note 2 principal in the amount of $729. On March 1, 2019, the Company issued 260,000 shares of common stock upon conversion of Note 2 principal in the amount of $936. At June 30, 2020, the balance of this note is $0.

(13) RELATED PARTIES

a) Rental property

On September 25, 2014, the Company acquired the Miss Leah, a luxury floating vessel built on a barge platform from the Predecessor which is owned by the founders’ brother. As part of this acquisition transaction the Company issued a promissory note in June 2015 to the Predecessor in the amount of $100,000, carrying an interest rate of 2% effective September 25, 2014, with a maturity date of June 20, 2022. The Company recorded the payable in September 2014 which was formalized with this promissory note in June 2015. At June 30, 2020 and December 31, 2019, the Company had accrued interest of $11,386 and $10,400, respectively.

b) Related party payable

In the last quarter 2014, the Predecessor continued to receive some of the revenue from and to pay some of the expenses related to the rental of the Miss Leah. The Company has established a payable to the Predecessor for the net differential of $3,888.

(14) CONCENTRATIONS OF RISK

The Company has no revenue producing asset at June 30, 2020 and December 31, 2019.

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at June 30, 2020 and December 31, 2019, respectively.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(15) COVID-19 PANDEMIC

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

Three (3) Months Ended June 30, 2020 and 2019

We had vessel sale revenues of $0 and $750,000 for the three (3) months ended June 30, 2020 and 2019, respectively.

Cost of revenues, (exclusive of depreciation shown separately below), was $0 compared to $579,836 for the three (3) months ended June 30, 2020 and 2019, respectively.

General and administrative expenses were $66,686 compared to $90,615 for the three (3) months ended June 30, 2020 and 2019, respectively, a decrease of twenty six point four percent (26.4%). General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel.

Our professional fees were $28,604 compared to $57,952 for the three (3) months ended June 30, 2020 and 2019, respectively. This decrease is principally the result of delayed expenditures resulting because of the COVID-19 pandemic and the 2019 expenses related to the sale of the Luxuria I.

Our interest expense was $9,484 compared to $10,763 for the three (3) months ended June 30, 2020 and 2019, respectively.

Our change in fair value of derivative was $69,941 and $625 for the three months ended June 30, 2020 and 2019, respectively.

We recorded a net loss of ($175,171) compared to ($43,075) for the three (3) months ended June 30, 2020 and 2019, respectively.

Six (6) Months Ended June 30, 2020 and 2019

We had vessel sale revenues of $0 and $750,000 for the six (6) months ended June 30, 2020 and 2019, respectively.

Cost of revenues, (exclusive of depreciation shown separately below), was $0 compared to $583,710 for the six (6) months ended June 30, 2020 and 2019.

General and administrative expenses were $128,493 compared to $163,219 for the six (6) months ended June 30, 2020 and 2019, respectively, a decrease of twenty one point three percent (21.3%). General and administrative expenses are principally composed of insurance, maintenance, officer pay and travel.

Our professional fees were $32,564 compared to $71,492 for the six (6) months ended June 30, 2020 and 2019, respectively. This decrease is principally the result of delayed expenditures resulting because of the COVID-19 pandemic and the 2019 expenses related to the sale of the Luxuria I.

Our interest expense was $19,144 compared to $22,220 for the six (6) months ended June 30, 2020 and 2019.

Our change in fair value of derivative was $53,977 and $93,222 for the six (6) months ended June 30, 2020 and 2019, respectively.

We recorded a net loss of ($235,090) compared to ($148,793) for the six (6) months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Our cash increased $188,908 for the six months ended June 30, 2020. Operating activities provided $93,260 in cash during the six months ended June 30, 2020. Our operating activities consisted primarily of seeking and negotiating new design and build opportunities of different versions of the Luxuria class floating vessels. In June 2020, we received a $200,000 deposit on a new custom design and build based on the Luxuria I. This customer purchased the Luxuria I in 2019. They own a series of resorts throughout the world, principally sited on water front properties. The intent is modify the Luxuria design and place new floating vessels at their resorts and charge premium rates for rentals at the resorts. The Company and customer are currently developing the specifications for this model, which will then allow for the cost to be estimated and a contract to be drafted.

Our cash increased $20,356 for the six months ended June 30, 2019. Our operating activities provided $102,171 of cash during the six months ended June 30, 2019, as a result of the sale of the Luxuria I. Our operating activities consisted primarily of marketing the Luxuria I for sale, marketing the concept to enter into custom design and build versions which are under contract for sale prior to beginning to build.

Investing Activities

During the six months ended June 30, 2020 and 2019, we purchased no fixed assets.

Financing Activities

In May 2020, the Company, through its wholly owned subsidiary, received an SBA EIDL in the amount of $96,600. This is a 30 year loan, carrying a 3.25% interest rate, with the first payment due in May 2021.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3m) of Notes to the unaudited Consolidated Financial Statements.)

Plan of Operations

As of June 30, 2020, we had cash on hand of $189,027. This cash is earmarked for the construction of the new barge bottom for the customer that placed a $200,000 deposit for a new custom design and build Luxuria variant. Currently, our operating expenses are approximately $25,000 per month. We were obligated to repay an outstanding loan in one lump payment in the amount of $115,500 on July 15, 2019, which is currently in default. We are obligated to pay a lump sum of $80,000 and $77,500 on demand. We were obligated to repay an outstanding loan in one lump payment in the amount of $15,000 on October 15, 2017, which is past due as of the date of this filing. We were obligated to repay two outstanding loans in one lump payment in the amounts of $10,000 and $10,000 on May 17, 2018, which are currently in default. We were obligated to repay an outstanding loan in one lump payment in the amount of $30,000 on October 6, 2018, which is currently in default.

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

In June 2020, we received a $200,000 deposit on a new custom design and build based on the Luxuria I. This customer purchased the Luxuria I in 2019. They own a series of resorts throughout the world, principally sited on water front properties. The intent is modify the Luxuria design and place new floating vessels at their resorts and charge premium rates for rentals at the resorts. The Company and customer are currently developing the specifications for this model, which will then allow for the cost to be estimated and a contract to be drafted.

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

Our cash balance at June 30, 2020 was approximately $188,027, which is approximately zero (0) months of net cash outflow.

We have an accumulated deficit of $6,223,442 from inception to June 30, 2020. A significant portion of this accumulated deficit is the result of non-cash expenses such as the issuance of common stock for services rendered, amortization of beneficial conversion feature discounts and amortization of embedded derivative value discounts on convertible debt.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a − 15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act” ), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2020 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2017, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2019, and there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2020. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

US Small Business Administration Economic Injury Disaster Loan (SBA EIDL)

In May 2020, the Company, through its wholly owned subsidiary, received an SBA EIDL in the amount of $96,600. This is a 30 year loan, carrying a 3.25% interest rate, with the first payment due in May 2021.

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

Dated: August 19, 2020