Form 10-Q
period 2020-09-30
Global Boatworks Holdings, Inc.
filed 2021-01-11
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2020

Commission File Number: 333-205604

Global Boatworks Holdings, Inc.

(Exact name of registrant as specified in its charter)

Florida	81-0750562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1707 North Charles Street, Suite 200A

Baltimore, Maryland  21201

(Address of principal executive offices) (Zip Code)

443-863-7234

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

Yes [  ]  No [X]

As of December 31, 2020, we had 129,712,386 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

F-2

Condensed Consolidated Statements of Operations

F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity

F-4

Condensed Consolidated Statements of Cash Flows

F-6

Notes to Condensed Consolidated Financial Statements

F-7

Global Boatworks Holdings, Inc.

Condensed Consolidated Balance Sheets

ASSETS	September 30, 2020	December 31, 2019
CURRENT ASSETS	(unaudited)
Cash	$ 30,487	$ 96,406
Accounts receivable	1,560	-
Total current assets	32,047	96,406
PROPERTY AND EQUIPMENT
Property and equipment	2,250	2,250
Accumulated depreciation	(694)	(206)
Net property and equipment	1,556	2,044
OTHER ASSETS
Intangible assets, net of accumulated amortization	98,513	49,830
Assets of discontinued operations	3,467,743	-
Total other assets	3,566,256	49,830
Total Assets	$ 3,599,859	$ 148,280
LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 516,784	$ 359,922
Short-term loans and advances from related parties	13,500	13,500
Liability to issue common shares	219,183	-
Short-term convertible debt	374,567	110,000
Total current liabilities	1,124,034	483,422
LONG TERM LIABILITIES
Long term convertible debt	552,000	305,000
SBA Paycheck Protection Program loan	36,789	-
Total long term liabilities	588,789	305,000
Total Liabilities	1,712,823	788,422
Commitments and Contingencies (note 10)
Redeemable preferred stock series A, 1,000,000 shares designated; 1,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively ($1,000 redemption value)	1,000	1,000
STOCKHOLDERS’ EQUITY
Preferred stock, par $0.0001, 10,000,000 shares authorized, 9,000,000 available for issuance	-	-
Common stock, par $0.0001, 5,000,000,000 shares authorized, 114,307,062 and 71,244,696 shares issued and outstanding at September 30, 2020 and December 31, 2019	11,431	7,124
Additional paid-in capital	6,716,812	167,947
Accumulated deficit	(4,842,207)	(816,213)
Total stockholders’ equity	1,886,036	(641,142)
Total Liabilities, Temporary Equity and Stockholders’ Equity	$ 3,599,859	$ 148,280

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Revenues	$ 2,640	$ -	$ 5,075	$ -
Total revenue	2,640	-	5,075	-
OPERATING EXPENSES
Salaries	145,982	114,555	358,722	172,113
General and administrative	32,172	52,130	94,571	79,198
Depreciation and amortization	9,572	553	22,804	553
Professional fees	3,544,766	38,655	3,573,908	169,025
Total operating expenses	3,732,492	205,893	4,050,005	420,889
Loss from operations	3,729,852	205,893	4,044,930	420,889
Other income (expense)
Interest income	1		1	-
Interest expense	(31,523)	(5,016)	(19,423)	(9,030)
Total other income (expense)	(31,523)	(5,016)	(19,422)	(9,030)
Net loss from continuing operations	(3,761,375)	(210,909)	(4,064,352)	(429,919)
Net income from discontinued operations	38,361	-	38,361	-
Net loss	$ (3,723,014)	$ (210,909)	$ (4,025,991)	$ (429,919)
Loss from continuing operations per weighted average common share, basic and diluted	$ (0.03)	$ 0.00	$ (0.05)	$ (0.01)
Income from discontinued operations per weighted average common share, basic and diluted	$ 0.00	$ -	$ 0.00	$ -
Number of weighted average common shares outstanding - Basic and Diluted	113,838,993	69,392,253	85,546,431	54,185,305

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months ended September 30, 2020

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, December 31, 2019	-	$ -	71,244,696	$ 7,124	$ 167,948	$ (816,213)	$ (641,141)
Net loss, period ended March 31, 2020	-	-	-	-	-	(88,772)	(88,772)
Balance, March 31, 2020	-	-	71,244,696	7,124	167,948	(904,935)	(729,863)
Net loss, period ended June 30, 2020	-	-	-	-	-	(214,258)	(214,258)
Balance, June 30, 2020	-	-	71,244,696	7,124	167,948	(1,119,193)	(944,121)
Shares issued for acquisition	-	-	2,901,291	290	2,320,453	-	2,320,743
Shares issued for services	-	-	35,862,365	3,586	3,187,307	-	3,190,893
Shares issued upon debt conversion	-	-	2,310,000	231	115,269	-	115,500
Shares issued to settle accd liabilities	-	-	1,988,709	199	925,836	-	926,035
Net loss, period ended September 30, 2020	-	-	-	-	-	(3,723,114)	(3,723,114)
Balance, September 30, 2020	-	$ -	114,307,061	$ 11,431	$ 6,716,812	$ (4,842,207)	$ 1,886,036

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements.

Global Boatworks Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months ended September 30, 2019

(unaudited)

	Preferred Stock Number of Shares	Preferred Stock Par Value	Common Stock Number of Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, December 31, 2018	-	$ -	34,214,073	$ 3,421	$ (2,625)	$ (283,052)	$ (282,256)
Shares issued for services	-	-	17,214,628	1,721	79,295	-	81,016
Net loss, period ended March 31, 2019	-	-	-	-	-	(56,807)	(56,807)
Balance, March 31, 2019	-	-	51,428,701	5,142	76,670	(339,859)	(258,047)
Shares issued for cash	-	-	4,249,677	425	19,575	-	20,000
Shares issued for services	-	-	10,401,930	1,040	47,914	-	48,954
Net loss, period ended June 30, 2019	-	-	-	-	-	(162,203)	(162,203)
Balance, June 30, 2019	-		66,080,308	6,608	144,159	(502,062)	(351,296)
Shares issued for services	-	-	5,164,388	516	23,789	-	24,305
Net loss, period ended September 30, 2019	-	-	-	-	-	(210,909)	(210,909)
Balance, September 30, 2019	-	$ -	71,244,696	$ 7,124	$ 167,948	$ (712,971)	$ (537,900)

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30,

(unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,025,994)	$ (429,920)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	3,190,893	154,275
Depreciation and amortization	23,716	553
Changes in operating assets and liabilities
(Increase) in accounts receivable	(1,560)	-
Increase in accounts payable and accrued liabilities	208,771	114,077
Increase in accrued interest expense	19,423	9,031
Net cash used in operating activities	(584,751)	(151,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(2,250)
Investment in intangible assets	(94,957)	(31,724)
Net cash used by investing activities	(94,957)	(33,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	5,000	-
Proceeds from third party loans	572,000	275,000
Proceeds from SBA Paycheck Protection Program loan	36,789	-
Common stock issued for cash	-	20,000
Net cash provided by financing activities	613,789	295,000
Net (decrease) increase in cash	(65,919)	109,042
CASH, beginning of period	96,406	18,695
CASH, end of period	$ 30,487	$ 127,737
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$ -	$ -
Income tax paid in cash	$ -	$ -
Non-Cash Investing and Financing Activities:
Conversion of debt to common stock	$ 115,000	$ -
Common stock issued to settle accrued expenses	$ 926,035	$ -
Common stock issued to effect reverse merger	$ 2,321,033	$ -

The accompanying unaudited notes are an integral part of the unaudited condensed consolidated financial statements

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(1) NATURE OF OPERATIONS

Global Boatworks Holdings, Inc., (“the Company,” or “R3Score”), was formed on May 11, 2015, under the laws of the State of Florida. R3Score Technologies, Inc. was formed on May 2, 2018, under the laws of the State of Delaware.

On September 4, 2020, R3Score entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Boatworks Holdings, Inc., (“Global”) a Florida corporation. Upon completion of the merger, the R3Score shareholders collectively own, as a group, on a fully diluted basis approximately 81% of the consolidated company. The Merger Agreement was consummated on September 23, 2020, but was reflected for accounting purposes as effective July 1, 2020. The merger was treated as a reverse acquisition (R3Score was the acquiring entity) followed by a recapitalization.

R3Score has developed a financial analysis tool that uses artificial intelligence, machine learning, and human empathy together to provide an accurate assessment of a person’s credit worthiness and reputation without the bias that is inherent in traditional "scores" used by lenders and employers.  The product produces a unique score ranging from 300 to 850, accompanied by a nuanced customer segmentation report that, together, provides actionable information to better align products and services to customers. The products offer more context than traditional criminal background screening tools and/or traditional credit scores. The Company’s products provide decision-makers with more actionable data than what is available on the open market. The products proprietary risk models leverage machine learning and existing cross-sector research in a unique manner for a more robust, holistic view of prospective employees and/or consumers. Activity to date has been focused mostly on the development of the algorithms and unique risk models for the product.

The accompanying consolidated financial statements include the activities of R3Score Technologies, Inc., and Global effective July 1, 2020.

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN

a) Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the financial statements of Global Boatworks Holdings, Inc. and its wholly owned subsidiary R3Score Technologies, Inc. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained elsewhere in this report and the audited consolidated financial statements and accompanying notes filed in Form 8-K filed on December 31, 2020 with the U.S. Securities and Exchange Commission.

b) Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements involved the valuation of long lived assets, the valuation of common stock issued as compensation, and valuation allowance on the deferred income tax asset.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(2) BASIS OF PRESENTATION, USE OF ESTIMATES AND GOING CONCERN, continued

c) Going Concern: The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has sustained losses and has a working capital deficit, approximately $1.2 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The Company is expected to have ongoing expenses as a result of being a publicly held company and normal operational expenses as the Company continues to implement its plan of operations. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital. The Company is seeking to raise sufficient equity capital to enable it to pay off its existing debt. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

d) Discontinued Operations: Subsequent to the merger agreement, management initiated a plan to divest the luxury living vessel business. As a result this segment is classified as discontinued operations.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Cash and cash equivalents: The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at September 30, 2020.

b) Property and equipment: All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method.  Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is  included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

c) Impairment of long-lived assets: A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted cash flows resulting from its use and eventual disposition. The impairment loss is measured as the amount by which the carrying amount of the long-lived assets exceeds its fair value.

d) Financial instruments and Fair value measurements: ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

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

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

d) Financial instruments and Fair value measurements: The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

e) Revenue recognition: Revenue is recognized when earned. Revenue is recognized on a gross basis in accordance with ASC 606.

f) Stock compensation for services rendered: Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the shorter of period the employee or director is required to perform the services in exchange for the award or the vesting period. The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

g) Income Taxes: The Company uses the asset and liability method of ASC 740 to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

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

As of September 30, 2020 tax years  2018 and 2019 for the R3Score and 2017, 2018 and 2019 for the corporation remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

h) Convertible Notes With Fixed Rate Conversion Features: The Company  may issue convertible notes, which are convertible into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the note at the time of issuance at the fixed monetary value of the payable and records any premium as interest expense on the issuance date.

i) Debt issue costs: The Company accounts for debt issuance cost paid to lenders, or third parties as debt discounts which are amortized over the life of the underlying debt instrument.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

j) Business combinations: The Company includes the results of operations of the businesses acquired as of the respective dates stated in the agreement. The Company allocates the fair value of the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

k) Net income (loss) per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to stockholders by the weighted-average number of shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share  is computed by dividing the loss available to stockholders  by the weighted average number of shares outstanding for the period and dilutive potential shares outstanding unless consideration of such dilutive potential shares would result in anti-dilution.

l) Derivatives: The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and the debt and derivative are removed from the balance sheet, The shares issued upon conversion of the note are recorded at their fair value and a  gain or loss on extinguishment is recognized, as applicable.

Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

m) Leases: The Company adopted ASU No. 2016-02: “Lease (Topic 842)” as of January 1, 2019 using the effective date method. As a part of our policy, we have chosen to exclude leases with a lease term of one year or less. Accordingly we have no leases over one year and thus the adoption of this standard did not have any effect on the accompanying consolidated financial statements.

n) Recent accounting pronouncements: Certain FASB Accounting Standard Updates (“ASU”) that are not effective until after September 30, 2020 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

(4) BUSINESS COMBINATION

On September 4, 2020, R3Score entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Boatworks Holdings, Inc., a Florida corporation. Upon completion of the merger, R3Score’s shareholders collectively own, as a group, on a fully diluted basis approximately 81% of the combined company. The Merger Agreement was consummated on September 23, 2020, with a July 1, 2020 date for accounting purposes.

Stockholders’ Equity: Under ASC 80-5, Business Combinations, R3Score was deemed the accounting acquirer based on the following predominate factors: its former owners have the largest portion of voting rights in the Company, the board and Management has more individuals coming from R3Score and the headquarters was moved to the R3Score headquarters.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(4) BUSINESS COMBINATION, continued

The Company acquired approximately 81% of the equity of Global pursuant to the Merger Agreement by issuing 2,901,291 shares of Common Stock of Global. Total value of equity for the transaction was $2.3 million.. In addition, the Company issued 2,310,000 shares of common stock to settle $115,500 of debt, 1,988,709 shares of common stock to settle $926,035 of accrued liabilities and 3,800,000 shares of common stock for services valued at $3,040,000 rendered in relation to this agreement.

The acquired assets and assumed liabilities of Global were recorded at their estimated fair values.  The following table summarizes the consideration paid for Global and the fair value of the assets acquired and liabilities assumed at the acquisition date on July 1, 2020.

Assets acquired:
Cash and equivalents	$ -
Intangibles, net of accumulated amortization	5,015
Goodwill	4,367,459
Total identifiable assets acquired	4,372,474
Liabilities assumed:
Accounts payable and accrued liabilities	1,349,451
Short term debt plus current portion of long term debt	389,300
Fair value of derivative liability	92,338
Long term debt	220,352
Total liabilities assumed	2,051,441
Total consideration	$ 2,321,033

As of the date of the Business Combination, the weighted-average useful life of total identifiable intangible assets acquired in the Business Combination, excluding goodwill, is 2.75 years.

Approximately $2.3 million of the goodwill recorded is tax deductible. The Company recorded a 100% impairment of the goodwill into Net assets of discontinued operations.

Transaction Costs

The Company incurred approximately $3.0 million in advisory, legal, accounting and management fees in conjunction with the Business Combination as of September 30, 2020.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(5) PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	September 30, 2020	December 31, 2019
Equipment	$2,250	$2,250
Less: accumulated amortization	(694)	(207)
Total P&E	$1,556	$2,043

The Company capitalized the cost of equipment purchased and is amortizing the cost over their estimated useful life of three years, beginning September 2019.

(6) INTANGIBLE ASSETS AND GOODWILL

Intangible assets consists of the following:

	September 30, 2020	December 31, 2019
Software	$118,281	$52,474
Website	8,400	3,000
Less: accumulated amortization	(28,168)	(5,645)
Total	$98,513	$49,829

Amortization expense was $23,229 and $5,645 for the six months ended September 30, 2020 and  the year ended December 31, 2019, respectively. Amortization expense will be $13,304 for the fourth quarter 2020; $53,264; $31,993; $0; $0 and $0 for the years ended December 31, 2021; 2022, 2023, 2024 and 2025, respectively.

Pursuant to the merger agreement, R3Score recorded $4,367,459 in Goodwill. When management determined to divest the luxury floating living vessel business 100% impairment of the goodwill was recorded in assets of discontinued operations.

(7) ACCRUED EXPENSES

The major components of accrued expenses are:

	September 30, 2020	December 31, 2019
Accrued wages	$ 61,458	$ 21,492
Accrued interest	23,307	17,987
Total accrued expenses	$ 84,765	$ 39,479

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(8) CONVERTIBLE NOTES

Convertible notes were, as follows:

	September 30, 2020	December 31, 2019
Note 1	$ -	$ 100,000
Note 2	-	10,000
Note 3	100,000	100,000
Note 4	15,000	15,000
Note 5	42,500	42,500
Note 6	57,500	57,500
Note 7	50,000	50,000
Note 8	25,000	25,000
Note 9	200,000	-
Note 10	10,000	-
Note 11	12,000	-
Note 12	25,000	-
Note 13	60,000	-
Note 14	50,000	-
Note 15	25,000	-
Note 16	10,000	-
Note 17	20,000	-
Note 18	5,000	-
Note 19	77,500	-
Note 20	7,067	-
Note 21	75,000	-
Note 22	60,000	-
Total convertible notes	926,567	400,000
Less current maturities	(374,567)	(110,000)
Long term portion	$ 552,000	$ 290,000

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(8)  CONVERTIBLE NOTES, continued

NOTE 1: On September 18, 2018, the company entered into a eighteen month loan agreement in the amount of $100,000 with a third party. The note bears interest at the rate of 8%. At maturity, March 17, 2020 the Company recorded the note plus accrued interest of $11,989 as a liability to issue 6,195,192 shares of the Company’s common stock.

NOTE 2: On April 18, 2019, the company entered into a eighteen month loan agreement in the amount of $10,000 with a third party. The note bears interest at the rate of 8%. At maturity, September 17, 2020 the lender converted the note plus accrued interest of $1,148 into 470,669 shares of the Company’s common stock.

NOTE 3: On June 27, 2019, the company entered into a two year loan agreement in the amount of $100,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $6,315. This note is convertible into 4,842,624 shares of the Company’s common stock.

NOTE 4: On July 1, 2019, the company entered into a two year loan agreement in the amount of $15,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $925 and is convertible into 726,021 shares of the Company’s common stock.

NOTE 5: On July 12, 2019, the company entered into a two year loan agreement in the amount of $42,500 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $2,597 and is convertible into 2,054,158 shares of the Company’s common stock.

NOTE 6: On July 12, 2019, the company entered into a two year loan agreement in the amount of $57,500 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $2,597 and  is convertible into 2,779,155 shares of the Company’s common stock.

NOTE 7: On August 27, 2019, the company entered into a two year loan agreement in the amount of $50,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $2,740 and is convertible into 2,467,967 shares of the Company’s common stock.

NOTE 8: On October 1, 2019, the company entered into a two year loan agreement in the amount of $25,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $1,216 and is convertible into 1,195,293 shares of the Company’s common stock.

NOTE 9: On March 25, 2020, the company entered into a two year loan agreement in the amount of $200,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $4,986 and is convertible into 5,607,539 shares of the Company’s common stock.

NOTE 10: On April 9, 2020, the company entered into a two year loan agreement in the amount of $10,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $229 and is convertible into 279,818 shares of the Company’s common stock.

NOTE 11: On July 3, 2020, the company entered into a two year loan agreement in the amount of $12,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has  accrued interest of $135 and is convertible into 331,984 shares of the Company’s common stock.

NOTE 12: On July 8, 2020, the company entered into a two year loan agreement in the amount of $25,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $264 and is convertible into 691,168 shares of the Company’s common stock.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(8) CONVERTIBLE NOTES, continued

NOTE 13: On July 16, 2020, the company entered into a two year loan agreement in the amount of $60,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $567 and is convertible into 1,657,016 shares of the Company’s common stock.

NOTE 14: On July 16, 2020, the company entered into a two year loan agreement in the amount of $50,000 with a third party. The note bears interest at the rate of 5%. On September 23, 2020 the lender converted the note plus accrued interest of $473 into 1,380,847 shares of the Company’s common stock.

NOTE 15: On August 14, 2020, the company entered into a two year loan agreement in the amount of $25,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $161and is convertible into 687,724 shares of the Company’s common stock.

NOTE 16: On September 15, 2020, the company entered into a two year loan agreement in the amount of $10,000 with a third party. The note bears interest at the rate of 5%.At September 30, 2020, this note has  accrued interest of $11and is convertible into 226,551 shares of the Company’s common stock.

NOTE 17: On September 15, 2020, the company entered into a two year loan agreement in the amount of $20,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $22 and is convertible into 453,103 shares of the Company’s common stock.

NOTE 18: On September 22, 2020, the company entered into a two year loan agreement in the amount of $5,000 with a third party. The note bears interest at the rate of 5%. At September 30, 2020, this note has accrued interest of $0 and is convertible into 54,113 shares of the Company’s common stock.

NOTE 19: On September 23, 2020 the Company entered into a 45 day loan agreement in the amount of $77,500 with a third party, replacing a previously undocumented loan. The note bears interest at the rate of 0%. At September 30, 2020, this note has accrued interest of $0 and is convertible into 500,000 shares of the Company’s common stock.

NOTE 20: On September 23, 2020 the Company entered into a 45 day loan agreement in the amount of $7,067 with a third party, to settle accrued expenses. The note bears interest at the rate of 0%. At September 30, 2020, this note has accrued interest of $0 and is convertible into 50,000 shares of the Company’s common stock.

NOTE 21: On September 23, 2020, the company entered into a two year loan agreement in the amount of $75,000 with a third party. The note bears interest at the rate of 6%. At September 30, 2020, this note has accrued interest of $86 and is convertible into 202,703 shares of the Company’s common stock.

NOTE 22: On September 23, 2020, the company entered into a two year loan agreement in the amount of $60,000 with a third party. The note bears interest at the rate of 6%. At September 30, 2020, this note has accrued interest of $69 and is convertible into 162,162 shares of the Company’s common stock.

(9) SHORT TERM LOANS - RELATED PARTY

During the period ended December 31, 2018, the CEO advanced $8,500 to the Company under an undocumented advance which carries no interest and has no stated maturity. During the year ended December 31, 2019, the CEO advanced an additional $5,000 under this undocumented advance.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(10) LIABILITY TO ISSUE COMMON SHARES

In March 2020, a convertible note matured in the amount of $100,000 plus accrued interest of $11,989. By contract this note is convertible into 6,195,192 shares of common stock. As the shares have not yet been issued, they are accounted for as a liability to issue shares. In September 2020, a convertible note matured in the amount of $10,000 plus accrued interest of $1,164. By contract this note is convertible into 470,669 shares of common stock. As the shares have not yet been issued, they are accounted for as a liability to issue shares.

During the third quarter the Company recorded a liability to issue 20,405,000 shares of common stock in exchange for services valued at $96,031, or $0.005 per share.

(11) COMMITMENTS AND CONTINGENCIES

a) Leases: We occupy approximately four hundred (400) square feet of office space without charge at the residence of our Chief Executive Officer.

d) Legal Matters: From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

(12) STOCKHOLDERS’ EQUITY

At September 30, 2020 and December 31, 2019, the Company has 5,000,000,000 shares of par value $0.0001 common stock authorized and 114,307,062 and 71,244,696 issued and outstanding, respectively. At September 30, 2020 and December 31, 2019, the Company has 10,000,000 shares of par value $0.0001 preferred stock authorized and 1,000,000 Redeemable Series A preferred shares issued and outstanding.

In the third quarter 2020, the Company issued 2,310,000 shares of common stock to six individuals/legal entities in exchange for the conversion of debt valued at $115,500, or $0.05 per share. The Company also issued 2,901,291 shares of common stock to consummate the acquisition. The Company issued 35,862,365 shares of common stock in exchange for services valued at $3,190,893, or $0.09 per share. The Company issued 1,988,709 shares of common stock to settle accrued expenses in the amount of $926,035, or $0.05 per share.

In the first quarter 2020, the Company issued 6,195,192 shares of common stock exchange for the conversion of debt valued at $111,989, or $0.02 per share.

In the third quarter 2019, the Company issued 5,164,388 shares of common stock in exchange for services valued at $24,305, or $0.005 per share.

In the second quarter 2019, the Company issued 10,401,930 shares of common stock in exchange for services valued at $48,954, or $0.005 per share. The Company also issued 4,249,676 shares of common stock in exchange for $20,000 cash, or $0.005 per share.

In the first quarter 2019, the Company issued 1,214,628 shares of common stock in exchange for services valued at $81,016, or $0.005 per share.

Global Boatworks Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(13) DISCONTINUED OPERATIONS

Subsequent to the merger agreement, management initiated a plan to divest the luxury living vessel business. As a result this segment is classified as discontinued operations. R3Score recorded $38,361 as the results of discontinued operations for the period ended September 30, 2020.

(14) CONCENTRATIONS OF RISK

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at September 30, 2020 and December 31, 2019, respectively.

(15) COVID-19 PANDEMIC

The Company’s management is unable to predict the full impact of COVID-19 on the Company.

The corona virus pandemic and subsequent State of Maryland ordered shut down did not have a significant effect upon the Company’s operations. The Company’s access to capital was moderately curtailed , during the pandemic. The Company, as yet, does not know what the ultimate consequences of the pandemic will be upon its business model. Because of COVID-19 and the uncertainty surrounding economic conditions moving forward the Company cannot predict the full impact, although it has had only a moderate impact to date. The Company’s staff and outside professionals were already working remotely prior to the onset of the pandemic.

(16) SUBSEQUENT EVENTS

a) Convertible debt: In November 2020, NOTE 19 was amended to $35,000 paid in cash on December 7, 2020 and the $42,500 balance converted into 350,000 shares of the Company’s common stock. The cash payment portion of this note is in default.

In November 2020, NOTE 20 was amended to extend the maturity date to the latter of June 7,2021 or the date that the Company raises $1.5 million or more in new capital.

b) Liability to issue common shares: In October 2020, the Company issued the 20,405,000 shares of common stock in exchange for services valued at $96,031, or $0.005 per share. In December 2020, the Company issued the 6,195,192 shares of common stock finalizing the conversion of the $100,000 note balance plus $11,989 accrued interest.

c) Stockholder’s equity: In November 2020, the Company authorized the designation of 1,000,000 shares of Preferred Stock Series B. This Series B has no voting rights; receives dividends at a rate of 6%; is redeemable for 180 days at an increasing redemption premium to a maximum of 135%; beginning180 days after issuance is convertible into common stock at a 35% discount to the then current trading price of the common stock and each such conversion is limited to a maximum of 4.99% of the them issued and outstanding common stock.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with Global Boatworks Holdings, Inc., (“GBBT”) financial statements for the nine months ended September 30, 2020 and 2019, and the notes thereto. Additional information relating to the Company is available through its website:

www.r3score.com

The Company has developed a financial analysis tool that uses artificial intelligence, machine learning, and human empathy together to provide an accurate assessment of a person’s credit worthiness and reputation without the bias that is inherent in traditional "scores" used by lenders and employers. The product produces a unique score ranging from 300 to 850, accompanied by a nuanced customer segmentation report that, together, provides actionable information to better align products and services to customers. The products offer more context than traditional criminal background screening tools and/or traditional credit scores. The Company’s products provide decision-makers with more actionable data than what is available on the open market. The products proprietary risk models leverage machine learning and existing cross-sector research in a unique manner for a more robust, holistic view of prospective employees and/or consumers. Activity to date has been focused mostly on the development of the algorithms and unique risk models for the product. The Company is transitioning to marketing our report to corporations and individuals.

Safe Harbor for Forward-Looking Statements

Certain statements in this report, including the potential future impact of COVID-19 on our results of operations or liquidity, the potential impact of actions we have taken to mitigate the impact of COVID-19, the expected benefit of the CARES Act on our liquidity and the period of time during which our cash and short-term investment will fund our operations are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” and similar terms and phrases, including references to assumptions, to identify forward-looking statements. These forward-looking statements are based on information available to us as of the date any such statements are made, and we assume no obligation to update these forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include, but are not limited to, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2019, as updated in this Form 10-Q and other reports filed subsequently with the SEC. GBBT disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Three (3) Months Ended September 30, 2020 and 2019

We had revenues of $2,640 and $0 for the three (3) months ended September 30, 2020 and 2019, respectively.

General and administrative expenses were $33,005 compared to $52,130 for the three (3) months ended September 30, 2020 and 2019, respectively. General and administrative expenses are principally composed of insurance, maintenance, office expenses and travel.

Our salaries expense was $265,983 compared to $114,555 the three (3) months ended September 30, 2020 and 2019, respectively. $150,893 of the increase is attributable to stock-based compensation.

Our professional fees were $3,434,899 compared to $38,655 for the three (3) months ended September 30, 2020 and 2019, respectively. $3,040,000 of the increase is attributable to stock-based compensation and the balance the process of becoming a public company as well as the continued push to develop contracts with large corporations.

Our interest expense was $50,668 compared to $5,016 for the three (3) months ended September 30, 2020 and 2019, respectively.

Our change in fair value of derivative was $38,361 and $0 for the three months ended September 30, 2020 and 2019, respectively.

We recorded a net loss of ($3,792,399) compared to ($210,909) for the three (3) months ended September 30, 2020 and 2019, respectively.

Nine (9) Months Ended September 30, 2020 and 2019

We had revenues of $5,075 and $0 for the nine (9) months ended September 30, 2020 and 2019, respectively.

General and administrative expenses were $95,404 compared to $79,198 for the nine (9) months ended September 30, 2020 and 2019, respectively. General and administrative expenses are principally composed of insurance, maintenance, office expenses and travel.

Our salaries expense was $478,723 compared to $172,113 the nine (9) months ended September 30, 2020 and 2019, respectively. $150,893 of the increase is attributable to stock-based compensation and $120,000 carried over from our acquisition.

Our professional fees were $3,464,041 compared to $169,025 for the nine (9) months ended September 30, 2020 and 2019, respectively. $3,040,000 of the increase is attributable to stock-based compensation and the balance the process of becoming a public company as well as the continued push to develop contracts with large corporations.

Our interest expense was $38,568 compared to $9,030 for the nine (9) months ended September 30, 2020 and 2019.

Our change in fair value of derivative was $38,568 and $0 for the nine (9) months ended September 30, 2020 and 2019, respectively.

We recorded a net loss of ($4,057,015) compared to ($429,919) for the nine (9) months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Cash Flow Activities

Our cash decreased $65,919 for the nine months ended September 30, 2020. Operating activities used $584,751 in cash during the nine months ended September 30, 2020. Our operating activities consisted primarily of developing contact and contracts with large corporations to utilize our reports in their hiring decisions as well as credit granting decisions.

Our cash increased $109,042 for the nine months ended September 30, 2019. Our operating activities used $151,984 of cash during the nine months ended September 30, 2019. During 2019 we were still developing our algorithms and software to enable report production.

Investing Activities

During the nine months ended September 30, 2020 and 2019, we invested $94,957 and $33,974, respectively in fixed and intangible assets.

Financing Activities

In June 2020, the Company received an SBA Paycheck Protection Program (PPP) loan in the amount of $36,789. We expect to have this loan forgiven under the PPP guidelines.

During the nine (9) months ended September 30, 2020, we funded our working capital requirements principally through the use of proceeds of $613,789 from additional debt proceeds.

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

Revenue Recognition

Revenue is recognized when earned. Revenue is recognized on a gross basis in accordance with ASC 606.

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

Recent Accounting Pronouncements

(See “Recently Issued Accounting Pronouncements” in Note 3m) of Notes to the unaudited Consolidated Financial Statements.)

Plan of Operations

As of September 30, 2020, we had cash on hand of $30,487. We are preparing a private placement memorandum to allow us to raise up to $5,000,000. These funds will be primarily earmarked to the hiring of essential staff for both operations and marketing as well as other marketing expenses. We have successfully transitioned from developing our proprietary software and algorithms to marketing our reports to large corporations for use in their human resource departments for hiring decisions and to large credit granting entities for use in their credit evaluation processes.

COVID-19 pandemic

The Company’s management is unable to predict the full impact of COVID-19 on the Company.

The corona virus pandemic and subsequent State of Maryland ordered shut down did not have a significant effect upon the Company’s operations. The Company’s access to capital was moderately curtailed, during the pandemic. The Company, as yet, does not know what the ultimate consequences of the pandemic will be upon its business model. Because of COVID-19 and the uncertainty surrounding economic conditions moving forward the Company cannot predict the full impact, although it has had only a moderate impact to date. The Company’s staff and outside professionals were already working remotely prior to the onset of the pandemic.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a − 15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2020 that the Company’s disclosure controls and procedures were not effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, currently the same person to allow timely decisions regarding required disclosure. Further, certain other deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Report on Internal Control over Financial Reporting

Based on its evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2017, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, concluded that its internal control over financial reporting were not effective as of December 31, 2019, and there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2020. Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 99,057,386 shares of common stock to effect the merger on September 23, 2020.

The Company issued 2,310,000 shares of common stock in September 2020 to settle $115,500 of debt.

The Company issued 1,988,709 shares of common stock in September 2020 to settle $926,035 of accrued expenses.

The Company issued 3,800,000 shares of common stock in September 2020 in exchange for services valued at $3,040,000.

The Company issued 20,405,000 shares of common stock in October 2020 in exchange for services valued at $93,990.

The Company issued 6,195,192 shares of common stock in December 2020 to settle $111,989 of liability to issue shares.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

FINRA Deficiency Notice

On January 8, 2021, we received a notice from FINRA that as a result of not having filed this 10-Q timely FINRA has denied processing for the requested name and trading symbol change. The Company has 30 days to appeal this decision, or it will have to institute a new application.

COVID-19 pandemic

The Company’s management is unable to predict the full impact of COVID-19 on the Company.

The corona virus pandemic and subsequent State of Maryland ordered shut down did not have a significant effect upon the Company’s operations. The Company’s staff and outside professional were already working remotely and the Company’s operations do not require in-person contact to succeed.

The Company, as yet, does not know what the ultimate consequences of the pandemic will be upon its business model. Because of COVID-19 and the uncertainty surrounding economic conditions moving forward the Company cannot predict the full impact, although it has had only a moderate impact to date.

Item 6.  Exhibits

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
99.1	Certificate of Designation of Series B Preferred Stock				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Global Boatworks Holdings, Inc.

/s/ Laurin Leonard

Name: Laurin Leonard

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

Dated: January 11, 2021