Form 10-Q/A
period 2020-09-30
Global Boatworks Holdings, Inc.
filed 2021-03-05
CIK 1647705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

Global Boatworks Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for quarter ended September 30, 2020, as filed with the Securities and Exchange Commission on January 11, 2021, solely for the purpose of providing XBRL as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Other than as described above, no changes are made to the Quarterly Report on Form 10-Q as filed on January 11, 2021.

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

Item 6.  Exhibits

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
99.1	Certificate of Designation of Series B Preferred Stock	10-Q	1/11/21	99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Global Boatworks Holdings, Inc.

/s/ Laurin Leonard

Name: Laurin Leonard

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

Dated: March 5, 2021